Form 10-K
period 1993-12-31
FMC GOLD CO
filed 1994-03-31
CIK 814429

(NOTIFY)                   72731,347
(CONTACT-NAME)             David A. Kain
(CONTACT-PHONE)           (312) 861-6050


      PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION      10-K
DOCUMENT TYPE              1
COUNT                      7
      PAGE 1
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
 X     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
   For the fiscal year ended December 31, 1993
                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

   For the transition period from                to
______________
   Commission File number 1-9569

                        FMC GOLD COMPANY
     (Exact name of registrant as specified in its charter)

           Delaware                           88-0226676
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

5011 Meadowood Way, Suite 200, Reno, NV           89502
(Address of principal executive offices)      (Zip code)

 Registrant's telephone number, including area code:  (702) 827-3777

   Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange
   Title of each class                         on which
registered
Common Stock, $0.01 par value       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1994, was $87,406,458. The number of shares of Registrant's Common Stock, $0.01 par value, outstanding as of that date was 73,484,395.

               Documents Incorporated By Reference
       Document                              Form 10-K Reference
Portions of Annual Report to                 Parts I and II, Part
III, Item
Stockholders for 1993                        10 and Part IV,
                                    Item (a)(1) and (2)
Portions of Proxy Statement for     Part III
1994 Annual Meeting of Stockholders
      PAGE 2
                Cross-Reference Table of Contents



The 1993 Annual Report to Stockholders and the 1994 Proxy Statement include all information required in Parts I, II and III of Form 10-K except for the list of executive officers of Registrant which appears at the end of Part I. The Cross-Reference Table of Contents set forth below identifies the source of incorporated material for each of the 10-K items included in Parts I, II, III and IV (Items (a)(1) and (2)). Only those sections of the Annual Report to Stockholders and the Proxy Statement cited in the Cross-Reference Table are part of the 10-K and filed with the Securities and Exchange Commission.


10-K Item No.                       Incorporated by Reference
From

PART 1
   Item 1.  Business
       (a)  General Development     Annual Report to
Stockholders,
           of Business              Exhibit 13 pages 1-11, 17, 20-
                                    21,
                                    23-29

       (b)  Financial Information            (Not Applicable)
           About Industry
           Segments

       (c) Narrative Description             Annual Report to
Stockholders,
           of Business              Exhibit 13, pages 1-15, 20-
                                    21,
                                    25-29

       (d) Financial Information             Annual Report to
Stockholders,
           About Foreign and        Exhibit 13, pages 25-26
           Domestic Operations
           and Export Sales

   Item 2.  Properties                       Annual Report to
Stockholders,
                                    Exhibit 13, pages 7-11

   Item 3.  Legal Proceedings       Annual Report to
Stockholders,
                                    Exhibit 13, page 27

   Item 4.  Submission of Matters            (Not Applicable)
           to a Vote of Security
           Holders

Executive Officers of the Registrant

The executive officers of FMC Gold Company, together with the offices in FMC Gold Company presently held by them, their business experience since January 1, 1989, and their ages, are as follows:

                 Age          Office; year of election;
Name           3/1/94   and other information for past 5 years

Larry D. Brady   51     Chairman of the Board and Chief Executive
                        Officer of the Company since November,
                        1991; President of FMC (93); Executive
                        Vice President of FMC (89-93); Vice
                        President-Corporate Development of FMC
                        (88); Vice President and General Manager
                        - Agricultural Chemical Group (83-88)

Brian J. Kennedy       50       President and Chief Operating
                        Officer of FMC Gold Company (87);
                        Manager, Minerals Division of FMC (84);
                        Director of FMC's Natural Resources
                        Operations (80-84)

Donald L. Beckwith    47            Vice President-Operations
                        (92); Vice President-Development (87-
                        92); Manager of Planning and Development for FMC's Natural Resources Operations (79-87)

Nha D. Hoang          51 Vice President-International
                      (93); Director,
                        International for FMC (87-93)

Robert A. Horn   51     Vice President-Exploration (94);
previously
                        with AMCL International Mining
Consultants
                        (92-94); Vice President, BP Canada (88-
92)

Steven E. Baginski    35            Vice President-Finance,
Treasurer and Chief
                        Financial Officer (93); Manager of
Business
                        Planning, Pepsi Co. Foods International
(92-
                        93); Chief Financial Officer, Frito-Lay
of
                        Hawaii (89-92)

Robert L. Day         59            Secretary and General Counsel
(87); Secretary
                        and Assistant General Counsel of FMC
(87);
                        Associate General Counsel of FMC (78)

Each of the Company's executive officers has been employed by the Company and/or by FMC Corporation in a managerial capacity for the past five years except for Messrs. Baginski and Horn. No family relationship exists between any of the above-listed officers and there are no arrangements or understandings between any of them and any other persons pursuant to which they were selected as an officer. All officers are elected to hold office for one year and until their successors are elected and qualify.

10-K Item No.                                Incorporated by
Reference From

PART II
   Item 5. Market for Registrant's           Annual Report to
Stockholders,
          Common Equity and Related          Exhibit 13, pages 12-
15, 31
          Stockholder Matters

   Item 6.  Selected Financial Data          Annual Report to
Stockholders,
                                    Exhibit 13, pages 2-5, 11-15,
                                    21, 25-26, 31

   Item 7.  Management's Discussion          Annual Report to
Stockholders,
          and Analysis of Financial          Exhibit 13, pages 2-
15, 17-18,
          Condition and Results of           20-21, 26-29, 31
          Operations

   Item 8.  Financial Statements and         Annual Report to
Stockholders,
          Supplementary Data        Exhibit 13, pages 15-30
          (including all Schedules
          required under Item 14
          of Part IV)

   Item 9.  Changes in and disagreements     (Not Applicable)
           with Accountants on
           Accounting and Financial
           Disclosure


PART III
   Item 10. Directors and Executive          Part I; Proxy
Statement for
           Officers of the Registrant        1994 Annual Meeting
                                    of Stockholders, pages 2-3,
                                    11; Annual Report to
                                    Stockholders, Exhibit 13,
                                    pages 32-33

   Item 11. Executive Compensation           Proxy Statement for
1994 Annual
                                    Meeting of Stockholders,
                                    pages 6-10

   Item 12. Security Ownership of            Proxy Statement for
1994
           Certain Beneficial       Annual Meeting of
Stockholders,
           Owners and Management             pages 3-4

   Item 13. Certain Relationships            Proxy Statement for
1994
           and Related Transactions          Annual Meeting of
Stockholders,
                                    pages 2-5

PART IV

   Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K

       (a) Documents filed with this Report

           1. Consolidated financial statements of FMC Gold
              Company and its subsidiaries are incorporated under Item 8 of this Form 10-K.

           2. All required financial statement schedules are included in the consolidated financial statements or notes thereto as incorporated under item 8 of this Form 10-K.

           3. Exhibits:  See attached exhibit index, page 7.

       (b) Reports on Form 8-K

           1. Report filed on December 10, 1993, regarding charges resulting primarily from writedown of carrying value of investment in Beartrack project.

       (c) Exhibits

           See Index of Exhibits.
      PAGE 6

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FMC GOLD COMPANY
                                  (Registrant)


                                Brian J. Kennedy
                                President


                                By  Robert L. Day______
Date:  March 28, 1994                        Robert L. Day
                                    (Attorney-in-Fact)

      PAGE 7

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


       LARRY D. BRADY*              Chairman of the Board, Chief
Executive
   Larry D. Brady               Officer and Director

       STEVEN E. BAGINSKI*                    Vice President-
Finance, Principal         Steven E. Baginski Financial Officer
and Principal
                                 Accounting Officer

       ROBERT N. BURT*              Director
   Robert N. Burt

       PAUL L. DAVIES, JR.*                   Director
   Paul L. Davies, Jr.

       NHA D. HOANG.*                         Director
   Nha D. Hoang

       BRIAN J. KENNEDY*            Director
   Brian J. Kennedy

      EDMUND W. LITTLEFIELD*        Director
   Edmund W. Littlefield

       ARTHUR D. LYONS*                       Director
   Arthur D. Lyons





*By        Robert L. Day_____________         March 28, 1994
       Robert L. Day
       Attorney-in-Fact
      PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION EXHIBIT INDEX
DOCUMENT TYPE 2
COUNT 3
      PAGE 1

                     INDEX TO EXHIBITS FILED
                     WITH OR INCORPORATED BY
                    REFERENCE INTO FORM 10-K
                       OF FMC GOLD COMPANY
                FOR YEAR ENDED DECEMBER 31, 1993


Exhibit No.                                          Sequential
 This 10-K          Exhibit Description              Page  No.

 3.1           Certificate of Incorporation of the
               Company, as amended (incorporated by
               reference to Exhibit 3.1 of the
               Company's Registration Statement
               on Form S-1 (No. 33-14429)) ..................N/A

 3.2           By-Laws of the Company (incorporated
               by reference to Exhibit 3.2 to the
               Company's Registration Statement on Form
               S-1 (No. 33-14429)) ..........................N/A

 4.1           Form of certificate representing Shares
               of Common Stock of the Company
               (incorporated by reference to Exhibit
               4.1 to the Company's Registration
               Statement on Form S-1 (No. 33-14429)) ........N/A

10.1           Management Services Agreement between
               the Company and FMC (incorporated by
               reference to Exhibit 10.1 to the
               Company's Registration Statement on
               Form S-1 (No. 33-14429)) .....................N/A

10.2           Amendment No. 1 to Management Services
               Agreement between the Company and
               FMC (incorporated by reference to Exhibit
               10 to the Company's Quarterly Report
               on Form 10-Q for the quarter ended
               September 30, 1987) ..........................N/A

10.3           Amendment No. 2 to Management Services
               Agreement between the Company and FMC
               (incorporated by reference to Exhibit
               10.3 to the Company's Form 10-K for 1990) ......
N/A

10.4           Tax Sharing Agreement between the
               Company and FMC (incorporated by reference
               to Exhibit 10.2 to the Company's
               Registration Statement on Form S-1 (No.
               33-14429)) ...................................N/A


      PAGE 2

10.5           Bill of Sale, Purchase and Assumption
               Agreement between the Company and FMC
               (incorporated by reference to Exhibit
               10.3 to the Company's Registration
               Statement on Form S-1 (No. 33-14429)) ....
N/A

10.6           Joint Venture Agreement between
               Freeport Exploration Company and FMC
               Corporation (incorporated by reference
               to Exhibit 10.4 to the Company's
               Registration Statement on Form S-1
               (No. 33-14429)) ......................  N/A

10.7           FMC 1981 Incentive Share Plan, as
               amended effective April 24, 1987
               (incorporated by reference to
               Exhibit 10.5 to the Company's
               Registration Statement on Form S-1
               (No. 33-14429)) ..............................N/A

10.8           FMC Corporation Salaried Employees'
               Retirement Plan, as revised on
               January 1, 1985 (incorporated by
               reference from Exhibit 10.2 to the
               Form SE filed by FMC on March 27,
               1992) .......                           N/A

10.9           FMC Corporation Employees' Thrift and
               Stock Purchase Plan, as revised and
               restated as of April 1, 1991 (incor-
               porated by reference from Exhibit
               10.3 to the Form SE filed by FMC on
               March 27, 1992) .                       N/A

10.10          FMC Salaried Employees' Equivalent
               Retirement Plan (incorporated by
               reference from Exhibit 10.4 to the
               Form SE filed by FMC on March 27, 1992)  N/A

10.11          FMC Deferred Compensation Equivalent
               Retirement and Thrift Plan (incorporated by reference from Exhibit 10.5 to the Form SE filed by FMC on March 27, 1992) ..N/A

10.12          FMC Management Bonus Plan (incorporated
               by reference from Exhibit 10.6 to the
               Form SE filed by FMC on March 27, 1992) N/A


      PAGE 3

10.13          FMC Employees' Thrift and Stock Purchase
               Trust dated April 1, 1982 (incorporated by
               reference from Exhibit 10.7 to the Form SE
               filed by FMC on March 27, 1992)         N/A

10.14          Amendment to FMC Employees' Thrift and
               Stock Purchase Trust dated April 1, 1988
               (incorporated by reference from Exhibit
               10.8 to the Form SE filed by FMC on
               March 27, 1992) .                       N/A

10.15          FMC Master Trust Agreement between FMC and
               Bankers Trust Company (incorporated by
               reference from Exhibit 10.9 to the
               Form SE filed by FMC on March 27, 1992) N/A

10.16          FMC Gold Company 1988 Long-Term Incentive
               Compensation Plan (incorporated by
               reference from Exhibit 10.19 to the
               Company's Form 10-K for 1989)           N/A

10.17          Agreement and Plan of Merger among
               Meridian Minerals Company, Meridian Gold
               Company, FMC Gold Company, FMC Corporation and Burlington Resources, Inc. dated
               April 19, 1990 (Incorporated by reference from Exhibit 1 to the Company's Current
               Report on Form 8 dated April 19, 1990)  N/A

13             Annual Report of FMC Gold Company
               for the year ended December 31, 1993     1

22             List of Significant Subsidiaries of
               the Registrant .                        34

24             Consent of Auditors .                   35

25             Powers of Attorney                    36-37

      PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION EXHIBITS
DOCUMENT TYPE 2
COUNT 37
      PAGE 1
                                             FMC GOLD COMPANY
                                             Annual Report on
                                             Form 10-K for 1993

Exhibit 13     Annual Report of FMC Gold Company


CONTENTS
Message to Stockholders      2
Exploration                  4
Development                  7
Operations                   8
Financial Review            11
Financial Results           14
Directors and Officers      28

STOCKHOLDER DATA

ANNUAL MEETING OF STOCKHOLDERS

FMC Gold's annual meeting of stockholders will be held at 11 a.m.
on Wednesday, May 4, 1994, in the Gold Room of the Stanford Court
Hotel at 905 California Street, San Francisco, California.

Notice of the meeting, together with proxy material, will be mailed approximately 40 days prior to the meeting to stockholders of record as of March 16, 1994.

TRANSFER AGENT AND REGISTRAR OF STOCK

Harris Trust and Savings Bank
P.O. Box 755
Chicago, Illinois 60690

Questions concerning FMC Gold common stock should be sent to the above address.

EXCHANGE LISTINGS

Common stock: New York Stock Exchange

FMC Corporation subordinated debentures exchangeable into FMC
Gold common stock:

Luxembourg Exchange

COMMON STOCK SYMBOL

FGL

FORM 10-K

A copy of the company's annual report to the Securities and Exchange Commission on Form 10-K for 1993 is available upon written request to:

FMC Gold Company
Communications Department
200 East Randolph Drive
Chicago, Illinois 60601

However, most information required under Parts I, II and III of Form 10-K has been incorporated by reference to the annual report to stockholders or the proxy statement.

FMC Gold was incorporated in 1987 under Delaware law.

CORPORATE PROFILE

FMC Gold is a precious metals producer, with 1993 production of 321,000 ounces of gold and 863,000 ounces of silver. FMC Gold has reserves of 1.8 million ounces of gold.

FMC Gold was formed in 1987 through a combination of FMC Corporation's North American Precious Metals interests. In June 1987, FMC Gold sold 11.4 percent of its shares to the public. In May 1990, FMC Gold issued eight million new shares of stock to acquire Meridian Gold Company. FMC Corporation holds the remaining 79 percent of shares. FMC Gold today has two producing properties: Jerritt Canyon (30 percent ownership), located in Nevada, and Royal Mountain King (100 percent ownership) in California. FMC Gold also holds the majority interest in the Beartrack project (86 percent ownership) in Idaho. In addition, FMC Gold carries an active exploration property inventory within the western United States and Latin America.

HIGHLIGHTS

Gold production of 321,000 ounces.

Cash costs of $194 per ounce.

FMC Gold generated $12.5 million of cash flow, raising year-end cash and cash equivalents to $167 million.

In April 1993, the company purchased the remaining 50 percent of the Humboldt Gold Venture, which brings the company's ownership of the Rossi exploration property to 100 percent


SILVER PRICES HIGH/LOW

$8

 7                              6.93

 6
    5.42                  5.36
 5                4.55
            4.34                 5.05
 4
                          3.96
 3  3.56    3.66  3.53

 2
     93      92     91      90      89
      Average

GOLD PRICES High/Low

$500

450
       406                 420
                                416
400                403
             359
350
                   344    348
             330                356
300    326

250    93     92   91     90     89
        Average


PRODUCTION Gold Equivalent Ounces (In thousands)

500      441
                     402   403

400            383
      331

300

200

100

0
     93    92   91   90    89
Paradise Peak
Jerritt Canyon Austin
Royal Mountain King

PRODUCTION COSTS (1) $ Per Gold Equivalent Ounce

350                326
      310
300          290

250                        240
                     220
                                   201
200
         194
              180
150                       161

                                      129
100

 50

  0
       93      92      91    90      89

       Cash Cost       Full Cost

EARNINGS PER SHARE

$1.00

0.80                               0.75

0.60                         0.56

0.40
                  0.20
0.20     0.12
                        0.10
0.00

         (0.70)
          93       92     91    90    89

     Before asset write-downs and other charges
     Net Income


OPERATING SUMMARY
                                          1993       1992
1991
Production (thousands of ounces):
  Gold                                    321        418
357
  Silver                                  863      1,926
2,337
  Total (gold equivalent)                 331        441
383
Average realized price (ounce):
  Gold                                $357.00    $343.00
$361.00
  Silver                              $  3.94    $  4.01    $
4.05
Cash cost of production
  per gold equivalent ounce(1)        $194.00    $180.00
$220.00
Year-end reserves (thousands
 of ounces):
  Gold                                  1,752      2,279
2,620
  Silver                                    -      4,321
7,576

FINANCIAL SUMMARY

(In millions, except per share data)      1993      1992
1991
Sales                                  $118.9    $150.0    $139.4
Income before write-downs and
 other charges(2)                      $  9.3    $ 14.4     $7.0
Write-downs and other charges          $(60.6)   $    -     $-
Net income (loss)                      $(51.3)   $ 14.4     $7.0
Earnings (loss) per common share:
  Income before write-downs and
   other charges(2)                    $ 0.12    $ 0.20     $0.10
  Net income (loss)                    $(0.70)   $ 0.20     $0.10
Exploration costs                      $ 14.4    $ 12.2     $12.6
Capital expenditures                   $ 18.5    $ 19.0     $19.4
Cash flow                              $ 12.5    $ 28.9     $24.0
Common shares outstanding                73.5      73.5      73.5
Common stock prices
  High                                  7-3/8     6-1/4     10-3/8
  Low                                       4         4        4

(1)Cash cost of production includes all mine-site cash operating and administrative expenses, including royalties and net proceeds taxes. Selling expenses and pre-production stripping costs are excluded. Full cost includes all cash costs plus non-cash costs and corporate overhead.

(2)Supplemental financial information. Income before write-downs and other charges, and related earnings per share, should not be considered in isolation nor as alternatives for net income (loss) or as the sole measures of the company's profitability.

MESSAGE TO STOCKHOLDERS

With the shutdown of Paradise Peak in 1993 and the anticipated shutdown of Royal Mountain King in 1994, we are increasingly dependent on our exploration skills as the source of providing shareholder value. The situation is now more difficult as a result of the declining attractiveness of U.S. exploration. We continue efforts in selected high-potential areas in the United States; however, we are increasingly moving our exploration investment offshore.

In 1993, our Paradise Peak operation completed production at mid-year, and we completed heap leaching of the lower-grade ore by year-end. We also drew down reserves at our Royal Mountain King mine, which will cease production by mid-year 1994.

In 1993, as expected, production declined to 331,000 gold equivalent ounces due to the exhaustion of millable reserves at Paradise Peak. With lower production, sales declined to $119 million.

FMC Gold incurred a net loss of $51.3 million as a result of special charges of $60.6 million associated with asset write-downs at the Beartrack property in Salmon, Idaho, and costs associated with the closing of the Paradise Peak and Royal Mountain King mines.

Our revenues were helped somewhat by our unhedged position, which allowed the company to benefit from higher precious metals prices during 1993. Average realized gold prices of $357 per ounce were $14 higher than the prior year.

In 1993, we generated $12.5 million in cash flow, with year-end cash equivalents totaling $166.8 million. Our strong cash position with no debt ensures our ability to respond to successful exploration or business development programs.

Meanwhile, we focused on renewing our business. During the past year, we funded a $14.4 million exploration program. While our recent exploration efforts have not produced minable reserves, we are encouraged by progress at the Rossi property in Nevada, where we became sole owner in April, as well as drilling projects in Chile.

In 1993, we redirected much of our exploration efforts overseas. Last year, approximately one-third of our exploration spending was related to prospects outside the United States, and we see the trend increasing toward offshore investing. While the regulatory environment has become increasingly stringent in the United States, particularly with the proposed changes to federal mining legislation, other countries are inviting production.

FMC Gold staffed an international business development group to pursue acquisition and development of advanced-stage opportunities in selected countries, including the Newly
Independent States (the former Soviet Union) and China, where in early 1994, we signed memoranda to participate in investigating known deposits.

OPERATIONS

As anticipated, gold production totaled 321,000 ounces in 1993, down 23 percent from the prior year. The reduced production reflected the depletion of economic ore at Paradise Peak. In May, the mill was shut down, and reclamation of the minesite began. Heap leaching continued throughout the year and accounted for 61 percent of the 158,000 ounces produced. Cash costs of production improved 13 percent from the prior year to $117 per ounce, reflecting the lower cost of heap-leach operation and the completion of mining.

At Jerritt Canyon, production was up 13 percent to 108,000 ounces, reflecting higher throughput and improved grades. Cash costs of production increased slightly to $240 per ounce due to increased mining costs.

At Royal Mountain King, production declined 23 percent to 55,000 ounces due to a severe winter and the failure of the hydraulic shovel. Decreased production caused cash costs to increase 18 percent to $336 per ounce.

RESERVES

The company's gold reserves totaled 1.8 million ounces at year-end, down 0.5 million ounces from the prior year.

Exploration efforts at Jerritt Canyon focused on expanding proven reserves and identifying new resources. At the end of 1993, FMC
Gold's 30 percent interest in the proven and probable reserves at Jerritt Canyon was 880,000 ounces.

At Beartrack, further delineation of the known reserves was deferred until gold prices improved. As a result, at the end of 1993, FMC Gold's 86 percent interest in the proven and probable reserves at Beartrack remains at 839,000 ounces.

Increased international exploration activity will continue in 1994 as we pursue interests in Mexico and Chile. International exploration spending is expected to be approximately half of total exploration spending in 1994. In the western United States, we will continue to assess the overall claim block at Jerritt Canyon and continue our deep drilling program at the Rossi property on the Carlin Trend.

DEVELOPMENT

Permits remain in place for our Beartrack property. However, the National Marine Fisheries Service has placed a restraining order on all development activity within the Salmon National Forest until a biological opinion is completed. The agency's report will determine whether construction activity would threaten the Chinook salmon, an endangered species. Beartrack construction will continue to be deferred until this issue is resolved, and gold prices improve.

MANAGEMENT CHANGES

In 1993 we welcomed several people to our management team. Nha D. Hoang was appointed vice president-international and was elected a director of FMC Gold. Nha's knowledge of the global marketplace and expertise in international development projects and operations will boost our chances for success as we increase offshore exploration investments. Steven E. Baginski was elected vice president- finance. Steve brings us highly desirable skills in strategic planning and acquisitions, as well as experience in global startups. Robert A. Horn was elected vice president-exploration. Bob has 25 years of experience in exploration and mining in South America, Africa, Australia, Europe, Canada and the

United States and will play an important role in charting our future course.

OUTLOOK

As Jerritt Canyon becomes our primary source of production in 1994, gold production is expected to decline to 174,000 ounces, and silver production will decline to 77,000 ounces. Production costs are expected to increase in the range of the North American industry average.

Our future depends on the success of our exploration efforts as we expand our focus outside the United States and as our new international development group pursues advanced-stage opportunities within selected countries. Our strong balance sheet, technical expertise and solid organization have us well-positioned to bring new projects into development and to expand reserves.

Larry D. Brady
Chairman of the Board
 and Chief Executive Officer

Brian J. Kennedy
President and Chief
 Operating Officer

February 12, 1994


EXPLORATION

In 1993, exploration spending totaled $14.4 million, including $2.4 million for targets in the vicinity of the Paradise Peak and Jerritt Canyon deposits. We spent $4.5 million to evaluate prospects, primarily in Mexico and Chile, and the remaining $7.5 million funded grassroots exploration, submittal evaluations and project work throughout the western United States. At year-end we retain 15 active exploration projects.

We continue to be optimistic about our Rossi property in Nevada. In April, we purchased the remaining 50 percent of the Humboldt Gold Venture from TRE Management Company for $5.5 million, and brought our ownership of Rossi to 100 percent. Our deep-drilling program at Rossi, located on the Carlin Trend in Elko County, Nevada, has shown progressively encouraging results over the past four years. In 1993, exploration spending on Rossi totaled $3.4 million, and spending is expected to be near this level in 1994.

Meanwhile, small geologic resources have been developed at the Miller Mountain and Ramshorn projects in Montana. These projects might be farmed out during 1994 due to the size of the discovered resources.

Our international programs in Mexico and Chile expanded in 1993 to include seven projects that currently are being evaluated. Results of our drilling projects in Chile were especially encouraging, and we're planning a larger-scale program there in 1994.

In the fall, we formed an international business development group to identify advanced opportunities within the Newly Independent States (the former Soviet Union), China and several other countries. We expect spending on international targets and reconnaissance to be about half of the approximately $15 million targeted for our 1994 exploration program.

FMC GOLD ORE RESERVES (PROVEN AND PROBABLE)(1)
                            December 31, 1993         December
31, 1992
(In thousands, except   Tons(2)  Grade  Ounces(3)  Tons(2)  Grade
Ounces(3)
grades)                          (OPT)   (Cont)             (OPT)
(Cont)
Gold
  Paradise Peak
    Millable                -          -       -       570 0.075     43
    Heap leach              -          -       -     5,775 0.027    154
Jerritt Canyon (30%)
    Millable(4)         5,530      0.158     876     6,400 0.166  1,063
    Heap leach            150      0.026       4       906 0.039     35
Royal Mountain King
    Millable              628      0.053      33     2,740 0.053    145
Beartrack (86%)
    Heap leach(5)      23,712      0.035     839    23,712 0.035    839
      Total            30,020       N/A    1,752    40,103 N/A   2,279

Silver
(Paradise Peak only)
    Millable                -          -       -       570 1.415    808
    Heap leach              -          -       -     5,775 0.608  3,513
      Total                 -          -       -     6,345 N/A   4,321

(1)Reserve estimates for 1993 and 1992 are based on assumed prices of $350 per ounce for gold and $4.00 per ounce for silver.
(2)Based on optimized mine plans, which incorporate as necessary the impacts of dilution and access for FMC Gold operations.
(3)Contained ounces exceed recoverable ounces due to metal losses experienced during the extraction process. Precious metal recoveries are dependent on process used, grade of ore and metallurgy. Estimated recoveries are as follows: Paradise Peak mill ore 90% gold; 60% silver. Paradise Peak heap-leach ore 65-85% gold; 5-20% silver. Jerritt Canyon mill ore 90%.
Jerritt
   Canyon heap-leach ore 60%. Royal Mountain King mill ore 75-80%. Beartrack heap-leach ore 66%.
(4)Jerritt Canyon millable reserves reflect a change in the anticipated method of mining the New Deep orebody. 1993 millable reserves are based on underground mining of New Deep, while the 1992 millable reserves were based on open pit mining of New Deep. 1993 millable reserves would be 5,948 tons at a
   0.160 grade yielding 951 contained ounces if New Deep were to be mined using the open pit method. 1992 millable reserves would have been 5,105 tons at a 0.176 grade yielding 896 contained ounces if New Deep were mined underground.
(5)Beartrack's proven and probable reserves were determined based upon a $350 per ounce gold price. Although our proven and probable reserves can be economically mined, the development of
   the Beartrack property in the current gold price environment does not meet the company's return criteria and has therefore been put on standby. The property, however, has potential to add shareholder value assuming certain gold prices
   and other positive conditions. The company continues to assess the possibility for the future development of the property.

DEVELOPMENT

Development at Beartrack continues to be deferred until gold prices improve. Seventy-one percent of this property, located 11 miles northwest of Salmon,Idaho, was acquired as part of the 1990 Meridian Gold acquisition. In December 1991, Canyon Resources Corporation transferred its 15 percent interest in this property to

FMC Gold. As a result, FMC Gold ownsan 86 percent interest in this property, with the remaining 14 percent held by Minex.

The Beartrack property covers 53 square miles and contains approximately one million ounces of proven and probable gold reserves. Eighty-five percent of the mineable ore reserves are on patented land. Current studies indicate that the project could be developed at a cost of approximately $50 million, with annual heap-leach production averaging 100,000 ounces of gold per year, at a cash production cost of $205 per ounce.

Beartrack's permits remain in effect. However, late last year, the Salmon National Forest received orders from the National Marine Fisheries Service in Portland, Oregon, to "avoid further developments or impacts to riparian reserves" until NMFS had completed its biological opinion, as required by the U.S. Endangered Species Act. This opinion is not expected until sometime in the first quarter of 1994. Construction of Beartrack cannot begin until this process is completed.

Deferral of the project is the most prudent course given current gold prices and the regulatory environment.

OPERATIONS

PARADISE PEAK

The wholly owned Paradise Peak mine, located 140 miles southeast of Reno, Nevada, had a good year in 1993, despite mill-grade ore being exhausted in May.

We operated three mines at the Paradise Peak property: the original Paradise Peak mine, Ketchup Flat mine and County Line mine. Ore from the original Paradise Peak discovery was processed primarily through the mill, while ores from Ketchup Flat and County Line deposits were heap leached.

As anticipated, due to the depletion of the orebody, 1993 gold production decreased 37 percent to 158,000 ounces; similarly, silver production decreased 58 percent to 800,000 ounces. Production from low-grade, heap-leach operations contributed to 61 percent of total gold production. The mill was shut down in May, and mining activity ended in August.

In 1993, cash costs of production improved 13 percent to $117 per ounce due to lower process costs of heap leaching. We began reclamation of the mine site, and this work will continue well in to 1995. As we detoxify heap-leach pads in 1994, FMC Gold will recover approximately 30,000 ounces of gold.

JERRITT CANYON

The Jerritt Canyon mine, located 57 miles northwest of Elko, Nevada, is 30 percent owned by FMC Gold. Our joint-venture partner, Independence Mining Company, Inc., a wholly owned subsidiary of Minorco (U.S.A.) Inc., operates the mine.

Development and mining activities take place at Jerritt Canyon on various orebodies scattered over a 120-mile claim block. Ore is processed through one of two milling circuits-a wet mill circuit for less refractory ores, and a dry milling and ore-roasting circuit for more refractory ores that contain higher carbon content.


In 1993, FMC Gold's 30 percent share of gold production was 108,000 ounces, up 13 percent from the previous year, reflecting higher mill throughput and improved ore grades. The mine moved a record 41 million tons of material due to an expanded and upgraded mine fleet, and the use of an outside mining contractor.

Mill throughput increased during 1993, rising to 8,552 tons per day 5 percent above 1992. The average grade of ore milled improved 10 percent to 0.129 ounces per ton; average recovery remained at 89 percent.

The average cash costs of gold production increased 4 percent to $240 per ounce, reflecting higher mining costs associated with increased haul distances.

At year-end 1993, the company's share of reserves declined 20 percent to 0.9 million ounces. Approximately half of current reserves are contained within the New Deep orebody that was discovered in 1990. New Deep contains approximately 1.3 million ounces of gold with an average grade of 0.2 ounces per ton.

Significant efforts focused on identifying new resources at Jerritt Canyon. FMC Gold's share of exploration costs on the claim block totaled $2.2 million. Results are encouraging as several prospective areas demonstrated significant mineralization.

ROYAL MOUNTAIN KING

During 1993, the wholly owned Royal Mountain King mine located in Calaveras County, 40 miles east of Stockton, California, struggled to offset adverse climatic conditions and the failure of the hydraulic shovel.

In 1993, gold production at Royal Mountain King declined 23 percent to 55,000 ounces. The lower production was a result of three factors: a 5 percent decline in mill throughput to 3,645 tons per day associated with the extraordinarily wet winter, a 12 percent reduction in the average grade of gold ore to 0.053 ounces per ton, and a 6 percent decline in recoveries to 77 percent.

1993 cash costs of production increased 18 percent to $336 per ounce primarily due to lower gold production. Efforts to reduce costs and increase efficiency have been considerable. However, it has been difficult to offset unfavorable physical conditions. These conditions have forced us to accelerate the shut down of the mine to mid-year 1994.

STATISTICAL SUMMARY

                                     1993    1992   1991   1990 1989
Tons of ore processed (thousands)
 Paradise Peak
  Mill                               587   1,727  1,558  1,409 1,339
  Heap leach                       3,918   4,715  3,217    803   465
  Total                            4,505   6,442  4,775  2,212 1,804

Jerritt Canyon (FMC Gold share)
  Mill                               936     897    865    754   545
  Heap leach                           -       -      -      -   107
  Total                              936     897    865    754   652
Austin (FMC Gold share)              N/A     N/A    N/A    N/A    80
Royal Mountain King                1,334   1,405  1,368    659   N/A
Ore grade (ounces per ton)
 Paradise Peak (Mill)
  Gold                             0.115   0.097  0.079  0.136 0.168
  Silver                           1.900   1.511  2.166  5.599 5.385
Paradise Peak (Heap leach)
  Gold                             0.026   0.028  0.029  0.028 0.036
  Silver                           0.331   0.278  0.316  0.540 0.574
Jerritt Canyon (Mill)              0.129   0.117  0.145  0.147 0.179
Austin (Mill)                        N/A     N/A    N/A    N/A 0.201
Royal Mountain King (Mill)         0.053   0.060  0.057  0.068 N/A
Recoveries
Paradise Peak (Mill)
  Gold                               89%     93%    92%    94% 95%
  Silver                             57%     63%    63%    68% 71%
Paradise Peak (Heap leach)
  Gold                               82%     74%    72%    74% 73%
  Silver                              8%     17%    16%    20% 28%
Jerritt Canyon (Mill)                89%     89%    88%    88% 90%
Austin (Mill)                       N/A     N/A    N/A    N/A  84%
Royal Mountain King (Mill)           77%     82%    78%    81% N/A

Production (thousands of ounces)
Gold
  Paradise Peak
  Mill                               61     157    114    183 216
  Heap leach                         97      94     68     16  12
Jerritt Canyon (FMC Gold share)     108      96    113     98  87
Austin (FMC Gold share)             N/A     N/A    N/A    N/A  14
Royal Mountain King                  55      71     62     35  N/A
    Total                           321     418    357    332  329

Silver
  Mill                              698   1,709  2,176  5,395 5,084
  Heap Heach                        165     217    161     86 76
    Total                           863   1,926  2,337  5,481 5,160
    Total gold equivalent(1)        331     441    383    402 403

(1)Silver/gold conversion ratio: 90.6:1 in 1993, 85.5:1 in 1992,89.1:1 in 1991, 77.8:1 in 1990, 70.0:1 in 1989

Cash cost of production
($ per gold equivalent ounce)
  Paradise Peak                    $117    $134  $180   $106    $95
  Jerritt Canyon                   $240    $230  $219   $237   $247
  Austin                            N/A     N/A   N/A    N/A   $142
  Royal Mountain King              $336    $285  $353   $365    N/A
  Average                          $194    $180  $220   $161   $129
Full cost of production            $310    $290  $326   $240   $201

FINANCIAL REVIEW

SALES AND EARNINGS

Sales decreased to $118.9 million from $150.0 million in 1992 primarily due to a 23 percent decrease in gold production and 55 percent lower silver production, offset by slightly higher precious metals prices. At Paradise Peak, gold production decreased to 158,000 ounces in 1993, due to the shutdown of the mill in May 1993. Heap-leach operations will continue to generate residual gold during detoxification through 1994. At Jerritt Canyon, the company's 30 percent share of gold production rose to 108,000 ounces due to 10 percent higher ore grades in both the ore-roasting process and the wet mill. The Royal Mountain King mine produced 55,000 ounces in 1993, a 23 percent decrease from 1992, due to 12 percent lower ore grades as well as lower recoveries. As expected, silver production declined to 863,000 ounces from 1,926,000 ounces in 1992 due to the exhaustion of mill ore reserves at Paradise Peak.

The average realized price of gold increased to $357 per ounce from $343 per ounce in 1992. Average realized silver prices declined slightly to $3.94 per ounce from $4.01 per ounce in 1992. The company's average precious metal prices were essentially equal to commodity market averages.

Cost of sales decreased to $96.8 million in 1993 due to the mill shutdown at Paradise Peak, partially offset by higher operating costs at Jerritt Canyon as a result of increased production. Average cash costs of production increased to $194 per gold equivalent ounce from $180 in 1992 reflecting the exhaustion of low-cost mill ore grades at Paradise Peak mine as well as higher costs at Jerritt Canyon and Royal Mountain King. Cash costs at Paradise Peak decreased to $117 per gold equivalent ounce in 1993, reflecting lower costs associated with heap-leach production and the absence of mining costs beginning in July 1993. Royal Mountain King cash costs per ounce increased 18 percent due to lower production volumes as a result of lower ore grades. Jerritt Canyon cash costs increased to $240 per ounce from $230 in 1992 due to higher mining costs.

Exploration spending increased to $14.4 million in 1993, reflecting increased spending related to Jerritt Canyon as well as an increased focus on international exploration. Selling, general and administrative expenses decreased slightly to $7.0 million in 1993, due to lower allocated costs from FMC Corporation (FMC), as well as continued cost reduction efforts. Interest income increased to $8.3 million in 1993 due to an increase in cash and cash equivalents of $12.5 million as well as achieving higher interest rates on loans to FMC.

In mid-December, the company recorded a $60.6 million charge primarily for write-down of assets. The charge included an asset write-down of $51.0 million for the Beartrack development property and related investments. Recent gold prices have not increased as projected, resulting in a write-down of the book value of the assets. The company is continuing to assess the future development of the Beartrack property. At Royal Mountain King, a charge of $4.6 million was recorded to fully depreciate the fixed assets due to the planned closure of the mine in mid-1994. A charge of $5.0 million was taken at Paradise Peak for additional mine closure costs in 1994 and beyond.

Net income was $9.3 million before the impact of write-downs and other charges. After the $60.6 million in write-downs and other charges, the company reported a net loss of $51.3 million. Net income was $14.4 million in 1992. Earnings per share decreased to $(0.70) per share from $0.20 in 1992.

TAXES

The company recorded a 1 percent tax benefit on losses in 1993 compared with an 11 percent tax on earnings in 1992. The decrease in rate is due to lower earnings partially offset by the Beartrack property write-down which was not tax effected.

LIQUIDITY AND CAPITAL RESOURCES

Cash to meet the company's operating needs, finance capital expenditures and fund exploration activities was generated from operations. At December 31, 1993, cash and cash equivalents totaled $166.8 million, primarily in the form of loans to FMC which have varying maturities and are payable on demand. As of December 31, 1993, FMC's cash on hand and available credit lines were more than adequate to allow repayment of these loans.

Capital expenditures of $18.5 million were slightly less in 1993 than in 1992. Major capital outlays for the year included mine development and equipment additions at Jerritt Canyon, and the purchase of the remaining 50 percent interest in the Humboldt Gold Venture.

On December 31, 1993, the company paid a dividend on common stock of $0.05 per share to stockholders of record on December 9, 1993.

Expected cash requirements for 1994 include approximately $15 to $20 million for planned capital expenditures, primarily associated with Jerritt Canyon orebody development and equipment additions, approximately $15 million for exploration activities and $3.7 million for dividends, based on the current dividend rate. The company expects to fund these requirements from existing cash and cash equivalents and cash flow from operations.

As a matter of course, the company periodically evaluates the possible acquisition of other mining assets or companies. Should such an acquisition occur, or should mine development at any of the company's existing properties prove beneficial, significant cash requirements may be necessary. The company believes that any unexpected cash requirements could be funded by current cash balances or through borrowing from third parties.


1993 FOURTH QUARTER COMPARED WITH 1992

Sales in the fourth quarter fell 25 percent to $26.3 million from $35.1 million in the fourth quarter of 1992, as a result of the shutdown of the mill at Paradise Peak.

In the fourth quarter, the average realized price of gold increased 11 percent to $373 per ounce. The average realized price of silver increased 25 percent to $4.72 per ounce. Gold production decreased to 64,000 ounces from 101,000 ounces in the fourth quarter of 1992. At Paradise Peak, gold production declined to 22,000 ounces from 62,000 ounces in the fourth quarter of 1992. The decrease in gold production reflected the exhaustion of mill-grade ore in May of

1993, with fourth quarter production coming entirely from the heap-leach operation. At Jerritt Canyon, gold production increased 41 percent to 31,000 ounces in the fourth quarter due to significantly higher mill ore grades and improved recoveries.

Silver production for the fourth quarter declined to 47,000 ounces from 386,000 ounces in 1992 as a result of the expected decline in grades associated with the mill shutdown at Paradise
Peak.

Cost of sales decreased $11.0 million to $19.8 million due mainly to the cessation of mill operations at Paradise Peak. Average cash production costs for the quarter increased to $209 per gold equivalent ounce compared with $193 per gold equivalent ounce in 1992, reflecting the declines in production at Paradise Peak and Royal Mountain King.

Exploration spending rose $1.2 million to $4.9 million due mainly to increased spending for the Jerritt Canyon property and the foreign program. Selling, general and administrative expenses increased $0.5 million, reflecting timing of expenses. Interest income increased $0.6 million to $2.2 million as the loan balances increased and better interest rates were achieved.

Net income for the quarter increased $2.0 million to $3.1 million (before $60.6 million in write-downs and special charges) from $1.1 million due to higher gold prices and lower overall costs resulting from the shutdown of Paradise Peak. In December of 1993 the company recorded an after-tax special charge of $60.6 million, or $0.82 per share, primarily to cover the write-down of the Beartrack development property. After special charges, losses per share were $0.78 for the quarter compared with earnings of $0.01 last year.

1992 COMPARED WITH 1991

Sales increased to $150.0 million from $139.4 million in 1991, primarily due to a 17 percent increase in gold production, offset by lower precious metals prices and reduced silver production. At Paradise Peak, gold production increased to 251,000 ounces from 182,000 ounces in 1991, due to higher mill throughput, mill grades and increased heap-leach activity. At Jerritt Canyon, the company's 30 percent share of gold production declined to 96,000 ounces from 113,000 ounces in 1991 due to reduced ore grades for both the ore-roasting process and the wet mill. Production at the Royal Mountain King mine increased to 71,000 ounces from 62,000 ounces in 1991 as a result of higher ore grades. Silver production declined to 1.9 million ounces from 2.3 million ounces in 1991, reflecting the continued expected decline in silver grades at Paradise Peak.

The average realized price of gold declined to $343 per ounce from $361 per ounce in 1991. The average realized price of silver declined slightly to $4.01 per ounce from $4.05 per ounce in 1991.

Average cash costs of production decreased to $180 per gold equivalent ounce from $220 in 1991, reflecting increased gold production at Paradise Peak and Royal Mountain King, in addition to lower operating costs.

Exploration spending decreased slightly to $12.2 million in 1992, primarily due to the reduced exploration of developed properties, with a shift to international exploration. Selling, general and administrative expenses increased slightly to $7.7 million in 1992. Interest income declined to $6.0 million in 1992, as the effect of a $29 million increase in cash and cash equivalents was more than offset by lower interest rates. Net income increased to $14.4 million compared with net income of $7.0 million in 1991, due to higher sales, offset in part by higher costs as noted above. Earnings per share increased to $0.20 per share from $0.10 per share in 1991.

QUARTERLY FINANCIAL INFORMATION (unaudited)

(In millions, except per share data)     1993                1992
                           1st   2nd   3rd   4th   1st   2nd   3rd   4th
                           Qtr.  Qtr.  Qtr.  Qtr.  Qtr.  Qtr.  Qtr.  Qtr.
Sales                   $35.5 $31.2  $25.9 $ 26.3  $39.5 $36.9 $38.5 $35.1
Gross profit            $ 5.4 $ 5.4  $ 4.8 $  6.5  $ 9.7 $ 5.4 $10.6 $ 4.3
Earnings (loss) before
 interest and taxes     $ 1.4 $(0.4) $0.2  $(61.1) $ 5.8 $ 0.5 $4.8 $(1.0)
Net income (loss)       $ 2.8 $ 1.0  $2.4  $(57.5) $ 6.9 $ 1.1 $5.3 $ 1.1
Earnings (loss) per
 common share(1)        $0.04 $0.01 $0.03  $(0.78) $0.09 $0.02 $0.07 $0.01
Dividends per
 common share                              $ 0.05               $0.05
Common stock prices:
  High                 $5-1/8 $6-7/8 $7-3/8 $5-3/4 $5-1/4 $5-5/8 $6-1/4 5-5/8
  Low                  $4     $4-3/8 $4-7/8 $4-7/8 $4     $4  $4-5/8   $4-1/8


(1) Quarterly earnings per common share may differ from the full-year amounts due to rounding.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)         Year ended December
31
                                           1993       1992     1991
Sales                                  $118,927   $150,030   $139,389
Costs and expenses
Cost of sales                            96,822    119,987   117,875
Exploration costs                        14,414     12,174    12,575
Selling, general and
 administrative expenses                  7,003      7,664     7,511
Write-downs and other charges (Note 3)   60,600          -         -
Total costs and expenses                178,839    139,825    137,961
Earnings (loss) before interest
 and taxes                              (59,912)    10,205      1,428
Interest income                           8,336      5,965      7,758
Income (loss) before income taxes       (51,576)    16,170      9,186
Provision (benefit) for income
 taxes (Note 8)                            (313)     1,725      2,200
Net income (loss)                      $(51,263)   $14,445     $6,986
Earnings (loss) per common
 share (Note 1)                          $(0.70)   $  0.20    $0.10

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)              December 31
                                               1993          1992
CURRENT ASSETS
Loans due from FMC Corporation
 (Notes 1 and 12)                          $167,326      $154,826
Trade receivables                             2,527         3,773
Inventories (Note 4)                          3,776         6,292
Other current assets                          1,236           420
Total current assets                        174,865       165,311
Property, plant and equipment,
 net (Note 5)                                60,605       120,957
Deferred income taxes (Note 8)                2,527         1,192
Other assets                                    638         4,443
TOTAL ASSETS                               $238,635      $291,903

CURRENT LIABILITIES
Outstanding checks in excess
 of bank balances (Note 1)                 $    542      $   510
Accounts payable, trade and other             8,206        7,816
Accrued and other liabilities (Note 6)       11,935       10,312
Amounts due to FMC Corporation (Note 12)      1,069        1,382
Income taxes payable (Notes 1 and 8)          4,922        7,100

Total current liabilities                    26,674       27,120
Other long-term liabilities (Note 7)         12,316       10,201
Commitments and contingent liabilities
 (Note 11)

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value,
 authorized 100,000 shares; none issued
 or outstanding                                   -            -
Common stock, $0.01 par value, authorized
 150,000,000 shares; issued and outstanding
 73,484,395 shares                              735          735
Capital in excess of par value               68,609       68,609
Retained earnings                           130,301      185,238
Total stockholders' equity                  199,645      254,582
Total liabilities and stockholders' equity $238,635     $291,903

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Reconciliation of Net Income (Loss) to Net Cash Provided by
Operating Activities

(In thousands)                               Year ended December31
                                             1993      1992   1991
Net income (loss)                        $(51,263)  $14,445  $6,986
Adjustments to reconcile net
 income (loss) to net cash
provided by operating activities:
  Provision for depreciation
  and amortization                         25,804    30,653  31,507
  Deferred tax provision (benefit)         (1,335)   (3,022)    285
  Write-downs and other charges (Note 3)   60,600         -      -

(Increase) decrease in assets:
  Trade receivables                         1,246        34   3,522
  Inventories                               2,516        85   1,286
  Other current assets                       (816)      169   2,319

(Decrease) increase in liabilities:
  Accounts payable, trade and other           390    (3,775)  1,998
  Accrued and other liabilities             1,623     5,518    (62)
  Amounts due to FMC Corporation             (313)     (110)  1,475
  Income taxes payable                     (2,178)    4,047  (2,337)
  Other long-term liabilities              (2,885)    3,153   1,929
Net cash provided by operating
 activities                               $33,389   $51,197  $48,908

Supplemental disclosure of non-cash investing and financing activities:

In December 1991, Canyon Resources Corporation (Canyon), a joint-venture partner in the Beartrack development project, elected to transfer its 15 percent interest in the project to the company to satisfy certain obligations. As part of this transaction, the company reclassified $4.7 million of amounts due from Canyon to property, plant and equipment (Note 2).

Supplemental disclosure of cash flow information:

Cash paid for income taxes during 1993, 1992 and 1991 was $3,180, $700 and $4,260, respectively.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(In thousands)                           Year ended December 31
                                        1993       1992      1991
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                $33,389    $51,197   $48,908
Cash flows from investing
 activities:
  Capital spending                   (18,455)   (19,037)  (19,357)
Disposal of property, plant
 and equipment, net                    1,431        465       200
Increase in other assets                (223)       (20)   (2,028)
Net cash used in investing
 activities                          (17,247)   (18,592)   (21,185)
Cash flows from financing
 activities:
Dividends paid                        (3,674)    (3,674)    (3,674)
Increase in cash and cash
 equivalents                          12,468     28,931    24,049
Cash and cash equivalents,
 beginning of year                   154,316    125,385   101,336
Cash and cash equivalents,
 end of year                        $166,784   $154,316  $125,385
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                Number              Capital
                                 of      Common   in excess
Retained
(In thousands)                 shares    stock   of par value
earnings
Balance December 31, 1990     73,484      $735      $68,609 $171,155
Net income                                                     6,986
Cash dividend
 ($0.05 per share)                                           (3,674)
Balance December 31, 1991     73,484       735      68,609   174,467
Net income                                                    14,445
Cash dividend
 ($0.05 per share)
(3,674)
Balance December 31, 1992     73,484       735      68,609   185,238
Net loss                                                    (51,263)
Cash dividend
 ($0.05 per share)                                           (3,674)
Balance December 31, 1993     73,484      $735     $68,609  $130,301


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   PRINCIPAL ACCOUNTING POLICIES

CONSOLIDATION.
The consolidated financial statements include the accounts of the company and all majority-owned subsidiaries. The accounts of joint ventures in which the company holds an interest are consolidated on a pro rata basis. All significant intercompany accounts are eliminated in consolidation.

CASH AND CASH EQUIVALENTS.
Cash and cash equivalents consists of:
                                        Year ended December 31
(In thousands)                         1993      1992      1991
Loans due from FMC Corporation     $167,326  $154,826  $127,000
Outstanding checks in excess of
 bank balances                         (542)     (510)   (1,615)
Total cash and cash equivalents    $166,784  $154,316  $125,385

Loans due from FMC consist of five notes, with varying maturities, due upon demand. Terms and conditions of these loans are covered by the management services agreement between the company and FMC (Note 12).

As a result of the company's participation in FMC's centralized cash management system, the company reported a liability for outstanding checks in excess of bank balances due to the timing of cash transfers from FMC.

INVENTORIES.
Finished goods inventories are stated at the lower of the average cost or market, and include labor, materials, other production costs and depreciation. No inventory value is assigned to stockpiled ore or in-process material, except for certain stockpiled leach-pad ore where cost includes labor, materials and other production costs.

PROPERTY, PLANT AND EQUIPMENT.
Property, plant and equipment, including development costs and capitalized interest associated with the construction of certain capital assets, is recorded at cost. Depreciation and amortization for financial reporting purposes is provided principally on the straight- line basis over the shorter of the estimated lives of the assets or the estimated proven and probable recoverable reserves. Royal Mountain King assets are depreciated over units of production. Gains and losses are reflected in income upon sale or retirement of assets.

Maintenance and repairs are charged to expense in the year incurred ($12.6 million, $13.5 million and $14.9 million in 1993, 1992 and 1991, respectively). Expenditures that extend the useful life of property, plant and equipment or increase its productivity are capitalized.

MINERAL EXPLORATION AND DEVELOPMENT COSTS.
Mineral exploration and preliminary development costs are expensed as incurred. Development costs applicable to mineralized properties deemed capable of commercial production are capitalized and then amortized over units of production.

RECLAMATION. Reclamation and shutdown costs to be incurred when mining operations are closed are estimated and accrued over the life of the mine.

INCOME TAXES.
Income tax provisions are based on income reported for financial statement purposes, adjusted for transactions (permanent differences) that do not enter into the computation of income taxes payable. Prior to January 1, 1993, the company deferred the tax effects of timing differences between financial reporting and tax income. Effective

January 1, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach, whereby deferred tax liabilities and assets are recognized for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

OTHER TAXES.
Sales and property taxes were $2.6 million, $3.0 million and $3.2 million, and net proceeds taxes paid (refunded) were $(0.3) million, $2.1 million and $1.2 million in 1993, 1992 and 1991, respectively.

EARNINGS PER COMMON SHARE.
Earnings per common share are computed by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents (incentive plan shares and founders' Award shares) outstanding during the year (73,484,395 in 1993 and 1992, and 73,489,720 in 1991).

FINANCIAL INSTRUMENTS.
The fair value of financial instruments approximated their carrying values at December 31, 1993, 1992 and 1991. Fair values have been determined through information obtained from both market sources and management estimates.

ACCOUNTING STANDARDS NOT ADOPTED.
In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers" Accounting for Postemployment Benefits." Statement No. 112, effective for fiscal year 1994, establishes accounting standards for benefits provided to former or inactive employees after employment but before retirement. The company is continuing to evaluate the new statement's provisions, although it does not expect that implementation will have a material impact on the company's results of operations and financial position.

RECLASSIFICATIONS.
Certain prior-year amounts have been reclassified to conform with the current year's presentation.

NOTE 2  ACQUISITIONS AND DIVESTITURES
In April 1993, the company purchased the remaining 50 percent interest in the Humboldt Gold Venture from TRE Management Company for $5.5 million, bringing the company's ownership interest in all gold and precious metal-bearing ores in the related property to 100 percent. The former Humboldt Gold Venture is targeting deep gold mineralization at the "Rossi Property" on the Carlin Gold Trend in Nevada.

In December 1991, Canyon Resources Corporation (Canyon), a joint-venture partner in the Beartrack project, elected to transfer its 15 percent interest in the project to the company to satisfy certain obligations. As part of this transaction, completed in 1992, the company cancelled a $1.75 million loan due from Canyon and $4.7 million of other amounts relating to Canyon's share of development expenditures incurred by the joint venture.

NOTE 3  WRITE-DOWNS AND OTHER CHARGES
In December 1993, the company recorded a special charge of $60.6 million or $0.82 per share. This charge included a write-down of $51.0 million for the Beartrack development property and related investments. The Beartrack property was acquired for stock in 1990. Gold prices have not increased as projected; and therefore, the book value of the property was written down to reflect these lower prices. The property, however, has potential to add shareholder value assuming certain gold prices and other positive conditions. The company continues to assess the possibilities for the future development of the property.

Also included was a charge of $4.6 million associated with the write-down of fixed assets at the Royal Mountain King mine, which is projected to complete production in mid-1994. Because the mine is forecasted to operate near breakeven before depreciation during 1994, an earlier shutdown could result from either lower than anticipated gold prices or higher than anticipated cash costs or both. The fixed asset write-down is consistent with the uncertainty surrounding 1994 results. A charge of $5.0 million was also recorded at Paradise Peak for additional mine closure costs in 1994 and beyond.

NOTE 4  INVENTORIES

Inventories included at cost in current assets at December 31 were:
(In thousands)                                  1993     1992
Gold and silver                                 $482   $1,544
Leach-pad ore                                      -      769
Materials and supplies                         3,294    3,979
Total                                         $3,776   $6,292


Gold and silver inventories are in the form of dore', which is suitable for delivery to precious metal treatment facilities.
These inventories are generally sold to and further processed by these facilities into forms suitable for end uses.

NOTE 5  PROPERTY, PLANT AND EQUIPMENT
A summary of changes in property, plant and equipment and related accumulated depreciation accounts is as follows:

                         Land               Machinery
                         and                  and       Construction
                       improve-              equip-          in       Development  Capitalized
(In thousands)           ments    Buildings   ment       progress       costs        interest    Total
COST
Balance
December 31, 1990        $10,425   $3,735   $128,884    $2,503        $86,591         $10,586  $242,724
  Additions                    -        5      7,540     5,315          6,497               -    19,357
  Disposals,
   retirements and
   reclassifications      (2,689)      (1)     1,638    43,580        (38,891)              -     3,637
Balance
December 31, 1991          7,736    3,739    138,062    51,398         54,197          10,586   265,718
  Additions                  287       14      5,393     3,360          9,983               -    19,037
  Disposals,
   retirements and
   reclassifications      37,964      (57)    (2,186)  (37,964)            24               -    (2,219)
Balance
December 31, 1992         45,987    3,696    141,269    16,794         64,204          10,586   282,536
  Additions                  -        351      3,184     1,743         13,177               -    18,455
  Disposals,
   retirements and
   reclassifications     (37,287)   1,130      8,190   (14,348)       (12,559)              -   (54,874)
BALANCE
DECEMBER 31, 1993       $  8,700   $5,177   $152,643  $  4,189        $64,822         $10,586  $246,117
ACCUMULATED DEPRECIATION
Balance
December 31, 1990       $  6,226   $2,164   $ 71,606  $ 13,952         $ 8,316  $102,264
  Depreciation and
   amortization            1,303      565     19,728    8,369           1,542    31,507
  Disposals,
  retirements
   and reclassifications  (2,103)       -         90      922               -    (1,091)
Balance
December 31, 1991          5,426    2,729     91,424    23,243           9,858   132,680
  Depreciation and
   amortization            1,160      597     18,683     9,512             701    30,653
  Disposals, retirements
  and reclassifications        -      (25)    (1,729)       -               -    (1,754)
Balance
December 31, 1992          6,586     3,301   108,378    32,755          10,559   161,579
  Depreciation and
   amortization              577       659    15,929     8,612              27    25,804
  Disposals, retirements
  and reclassifications      153       752     4,361    (7,137)              -    (1,871)
Balance
December 31, 1993         $7,316    $4,712  $128,668    $34,230         $10,586  $185,512
Property, plant and
  equipment, net,
December 31, 1993:
  Paradise Peak           $    8    $    -  $  2,593  $    -           $     -         $     -  $  2,601
  Jerritt Canyon             619       357    20,466   4,158             19,752               -    45,352
  Royal Mountain King        449         -         -       6                -               -       455
  Beartrack                    -         -         -       -             5,340               -     5,340
  Other                      308       108       916      25             5,500               -     6,857
Total Company             $1,384    $  465   $23,975  $4,189           $30,592         $     -  $ 60,605


NOTE 6  ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities at December 31 were:
(In thousands)                                     1993      1992
Shutdown and reclamation accrual (Note 1)       $ 9,036   $ 5,538
Accrued bonus and payroll                         1,588     2,516
Other                                             1,311     2,258
Total                                           $11,935   $10,312


NOTE 7  OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31 were:
(In thousands)                                   1993      1992
Shutdown and reclamation accrual (Note 1)     $12,209   $10,019
Other                                             107       182
Total                                         $12,316   $10,201

The shutdown and reclamation accrual represents estimated costs of earthwork such as recontouring, revegetation and stabilization. Also included are heap-leach detoxification costs, facility decomissioning costs and human resource costs. The estimated costs of shutdown and reclamation for Paradise Peak and Royal Mountain King are substantially accrued. Costs for Jerritt
Canyon are accrued monthly.

NOTE 8 INCOME TAXES

Effective January 1, 1993, the company adopted Statement of
Financial Accounting Standards (SFAS) No. 109 "Accounting for
Income Taxes." The adoption of SFAS 109 changes the company's method of accounting for income taxes from the deferred method
(APB 11) to an asset and liability approach. Previously, the company deferred the tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

The company has elected not to restate the financial statements of any prior years. There was no cumulative effect on pretax income and net income for the change in accounting method.

Through May 15, 1990, the company's taxable income was included in the consolidated federal income tax return filed by FMC. Under an agreement between the company and FMC, the company paid to FMC amounts generally equal to the tax the company would have been required to pay had it filed a separate return. The company was also liable for a percentage of FMC's consolidated alternative minimum tax liability where the amount allocated to the company exceeded the company's alternative minimum tax calculated on a separate return basis. For periods subsequent to May 15, 1990, the company deconsolidated from FMC for federal income tax purposes and has filed separate consolidated returns.

For state tax purposes, the company will generally continue to be included in FMC's combined returns. Under a separate agreement between the company and FMC covering state taxes for periods after May 15, 1990, the company will be liable for the incremental impact the company has on FMC's state tax liability in states where FMC files combined returns. In states where the company does business, the company's liability will not be less than it would be had the company filed a separate return in those states.



The prior agreement remains in effect for all federal and state tax matters for periods through May 15, 1990. The company's management believes that all determinations under the prior agreement and the state tax agreement have been made in a manner which is fair and reasonable in the circumstances.


The provision (benefit) for income taxes consists of:

                                         Year ended December 31
(In thousands)                          1993      1992      1991
Current:
  Federal                             $  782   $ 4,418    $1,408
  State                                  240       329       507
Total current                          1,022     4,747     1,915
Deferred                              (1,335)   (3,022)      285
Total provision (benefit)            $  (313)  $ 1,725    $2,200

Significant components of the company's deferred tax assets and liabilities as of December 31, 1993 are as follows
 (in thousands):

Alternative minimum tax carryforwards                  $ 12,183
Reclamation reserves                                      6,429
Property, plant and equipment                             5,203
Capitalized exploration costs                             3,446
General reserves                                          2,122
Accrued pension and other postretirement benefits           661
Other                                                       865
Deferred tax assets                                      30,909
Valuation
 allowance                                              (27,230)
Deferred tax assets, net of allowance                  $  3,679
Capitalized development costs                          $   (896)
Other                                                      (256)
Deferred tax liabilities                               $ (1,152)
Net deferred tax assets                                $  2,527

The valuation allowance for deferred tax assets as of January 1, 1993 was $4,598. The net change in the total and beginning-of-the-year valuation allowance was an increase of $22,632 as a result of the write-down of the Beartrack property.

The company has an alternative minimum tax credit carryover of $12.2 million for income tax purposes. This credit is available to offset future regular taxes to the extent those taxes exceed the alternative minimum tax computed for the respective carryover year. For amounts generated through May 15, 1990, the company will be reimbursed by FMC in the event that tax regulations are promulgated which prevent the company from utilizing allocated alternative minimum tax credits.

Management of the company believes that it is likely that the results of future operations will generate sufficient taxable income to realize the stated $2.5 million of net deferred tax assets.

The effective income tax provision (benefit) differs from that computed by applying the applicable federal statutory rate of 34 percent to income before taxes for the following reasons:

      PAGE 25
                                         Year ended December 31
(In thousands)                          1993      1992      1991
Expected tax provision (benefit)    $(17,536)   $5,498    $3,123
Foreign sales corporation
  income not subject to U.S. tax      (2,714)   (1,650)     (782)
Percentage depletion                  (3,674)   (4,862)   (5,250)
Imputed interest expense                   9       279       558
Alternative minimum tax                    -       491       792
Net operating loss carryover               -     3,079     4,996
Change in valuation reserve           22,632         -         -
Loss on foreign subsidiaries             787         -         -
Purchase accounting differences            -    (1,334)   (1,433)
State income taxes, less federal
  income tax benefit                     158        79        22
Other                                     25       145       174
Actual tax provision (benefit)         $(313)   $1,725    $2,200

The source and tax effect of the deferred income tax provision
(benefit) are as follows:

                                         Year ended December 31
(In thousands)                          1992               1991
Alternative minimum tax              $(2,370)           $  (27)
Tax depreciation greater (less)
 than book                            (4,304)            (5,131)
Exploration and development costs        968              5,315
Shutdown and reclamation costs        (2,454)              (606)
Net operating loss carryover           5,535              1,478
Other timing differences                (397)              (744)
Total deferred income tax
 provision (benefit)                 $(3,022)           $   285

The provision for income taxes has been determined in accordance with the tax-sharing agreements between the company and FMC.
Differences between the recorded provision and that calculated on a separate return basis are as follows:

(Unaudited)                             Year ended December 31
(In thousands)                        1993      1992      1991
Tax provision (benefit)
 as recorded                        $(313)    $1,725    $2,200
State income taxes                      -         31         -
Tax provision (benefit) on
 separate return basis              $(313)    $1,756    $2,200

State income tax differences result from allocations made to the company by FMC for the incremental impact on FMC's tax liability caused by the inclusion of the company in tax returns filed in states requiring combined reporting covering all unitary affiliates of FMC. The incremental impact is based on both the income and apportionment elements of the various state tax equations. Apportionment elements include the company's sales, property and payroll.

NOTE 9  EXPORT SALES AND SALES TO MAJOR CUSTOMERS

U.S. export sales to unaffiliated customers by destination of sale are as follows:
                                          Year ended December 31
(In thousands)                           1993      1992      1991
Canada                               $ 20,063  $ 21,563         -
Western Europe                         98,404   125,367  $116,011
Total                                $118,467  $146,930  $116,011



The company's products may be purchased and refined by several
Canadian, European, Asian and domestic refiners. Sales to four refiners in 1993, and three refiners in 1992 and 1991 each represented 10 percent or more of consolidated sales.
Specifically, sales to these companies amounted to $118.5 million in 1993, $146.9 million in 1992, and $116.0 million in 1991. The company believes that because there are several alternative refiners, each capable of refining the company's products, no adverse effect will result should any of the current refiners discontinue buying the company's products.

NOTE 10 EMPLOYEE PLANS All company employees are covered by FMC's postretirement health care and life insurance benefit program. Retroactive to January 1, 1992, the company elected early adoption of Statement of Financial Accounting Standards
(SFAS) No. 106, "Employers" Accounting for Postretirement
Benefits Other Than Pensions," which requires accrual of the expected cost of providing postretirement benefits, other than pensions, during the years of employee service. Previously, such costs were generally expensed as paid. The impact of adopting
SFAS No. 106 was immaterial to the company's financial position.

Employees, other than hourly employees at the Royal Mountain King operating mine, are included in FMC's employee thrift plan and funded retirement plan. Charges for these benefits were $1.1 million, $1.3 million and $1.1 million in 1993, 1992 and 1991, respectively, and are included in the costs paid under the management services agreement as discussed in Note 12. Hourly employees at Royal Mountain King participate in a separate thrift and stock purchase plan which is qualified under Section 401(k) of the Internal Revenue Code. Under this plan, employee contributions, up to 5 percent of compensation, are matched up to 60 percent by the company. The company also contributes a fixed amount per hour worked per employee. All matching contributions by the company are invested in FMC common stock. Charges against income for contributions made to this plan were $0.1 million in 1993, 1992 and 1991 and are included in the costs paid under the management services agreement discussed in Note 12. The company has no pension obligations other than the payment of charges from FMC under the management services agreement.

Following the closing of a public stock offering on June 25, 1987, the company granted to each of the approximately 270 employees of the company the right to receive 71 shares of common stock (Founders' Award shares) which had a value of approximately
$1,000 determined on the basis of the public offering price of $14.00 per share. During 1991, the company paid $0.1 million to eligible employees in settlement of these rights.

In 1989, the stockholders approved the FMC Gold Company 1988 Long-
Term Incentive Compensation Plan which authorized the Board of
Directors of the company (the Board) to grant awards, payable in the form of cash and non-qualified stock options, to key employees of the company if certain specified performance objectives were met over a four-year period ended December 31, 1991. The Board established as a base performance objective the discovery of a certain quantity of profitable gold reserves.

During the first quarter of 1992, a cash payment of $0.8 million was made to plan participants related to awards granted in 1988.
The stock options granted in 1988 bear an exercise price ranging from $9.625 to $11.25, the fair market value at the date of grant, and expire May 6, 1998. During 1992, additional options for 223,000 shares of common stock were granted at an exercise price of $4.25 and with an expiration date of April 2007.


NOTE 11  COMMITMENTS AND CONTINGENT LIABILITIES
The company leases office space and various types of equipment.
Total rent expense under all leases amounted to $0.6 million, $0.8 million and $0.8 million for 1993, 1992 and 1991, respectively. Minimum future rentals under noncancellable leases aggregated approximately $1.4 million as of December 31, 1993, and are estimated to be payable $0.4 million in 1994 and $0.4 million in 1995, $0.3 million in 1996 and $0.3 million in 1997.

The company's mining operations and exploration activities are subject to various federal, state and local laws, and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The company's policy is to conduct its business in a manner that safeguards public health and the environment. The company believes that its operations are in compliance with all applicable laws and regulations, and has no reason to believe that compliance problems exist at operations in which it holds a joint-venture interest. To comply with these federal, state and local laws, the company has made and in the future will be required to make capital and operating expenditures on environmental projects. However, the company currently has no environmental projects under development that will require substantial and extraordinary expenditures. Expenditures for environmental projects were not substantial in 1993, nor are they expected to be substantial in 1994.

The company has certain contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the company.

NOTE 12  RELATED PARTY TRANSACTIONS
At December 31, 1993, 78.9 percent of the outstanding common stock of the company was held by FMC. In 1994, FMC intends to increase its ownership interest in the company to 80 percent.

Certain agreements exist between the company and FMC concerning income taxes and management services. Due to the issuance of 8 million new shares to acquire Meridian in 1990, FMC's ownership of the company dropped below the 80 percent threshold required for inclusion in FMC's federal tax return. Therefore, the company has filed separate consolidated returns for tax periods beginning
May 16, 1990. For state tax purposes, the company will generally continue to be included in FMC's combined returns.

Under the management services agreement, the company will be charged at FMC's direct and indirect cost, including allocated overhead, for certain general, administrative and other services provided by FMC. Overhead allocations of $2.6 million, $3.1 million and $2.8 million in 1993, 1992 and 1991, respectively, are based generally on the level of company sales to aggregate
FMC sales. The company's management believes that all determinations with respect to direct and indirect costs, including allocated overhead, have been made in a manner which is fair and reasonable under the circumstances.

In addition, the agreement states that either the company or FMC may borrow up to $50 million from the other on a short-term demand basis. Borrowings exceeding $50 million are made upon the review and approval of the lending company. All such borrowings are payable on a demand basis and bear interest at a floating rate equal to FMC's current weighted average rate on its borrowings under its credit facilities, or its investing rate, for the relevant period. The company's management believes that any demand for repayment of borrowings by FMC under the management services agreement is legally enforceable. During 1993, FMC increased total borrowings owed was $174.0 million. The company believes it has received an equal or better yield on its loans to FMC than it could have received from comparable investments and plans to continue this cash management arrangement in the future. The company is an unsecured creditor of FMC, and as such it receives the same treatment as any other FMC unsecured creditor. At year-end, FMC's cash on hand and available credit lines were more than adequate to allow repayment of these loans.

On January 16, 1990, FMC completed a $75 million issue of exchangeable senior subordinated debentures in Europe. The debentures bear interest at 6-3/4 percent and are exchangeable at $15-1/8 per share, subject to change as defined in the offering circular, into common stock of the company currently held by FMC.
If exchanged at $15-1/8, non-FMC ownership of the company would increase to 28 percent.

The following schedule recaps the activity of indebtedness to and from FMC in 1993, 1992 and 1991.

                                     Loan due    Amounts due
(In thousands)                       from FMC    from (to) FMC
Balance December 31, 1990            $102,077       $   (17)
Increase in amounts loaned           107,000
Interest charges                                      7,565
Payments made by FMC for FMC Gold                    (5,738)
Charges from FMC for services
 and materials                                       (4,899)
Payments made                                         9,289
Payments received                    (82,077)        (7,692)
Balance December 31, 1991            127,000         (1,492)
Increase in amounts loaned            95,500
Interest charges                                      5,962
Payments made by FMC for FMC Gold                    (6,282)
Charges from FMC for services
 and materials                                       (5,739)
Payments made                                        12,143
Payments received                    (67,674)        (5,974)
Balance December 31, 1992            154,826         (1,382)
Increase in amounts loaned            94,500
Interest charges                                      8,297
Payments made by FMC for FMC Gold                   (11,543)
Charges from FMC for services
 and materials                                       (5,492)
Payments made                                        16,816
Payments received                    (82,000)        (7,765)
Balance December 31, 1993           $167,326        $(1,069)

The company purchases liquid sodium cyanide from the Alkali
Chemicals Division of FMC. Such purchases amounted to $2.0 million in 1993, and $1.0 million in 1992 and 1991. Contracts are in effect to purchase sodium cyanide through 1994. The purchases from FMC were transacted on terms no less favorable to the company than those which the company believes could have been obtained from an unaffiliated third party. The Jerritt Canyon gold mining joint venture, in which the company holds a 30 percent ownership interest, purchases soda ash from the Alkali
Chemicals Division of FMC, on terms negotiated by the operator of the joint venture. Such purchases amounted to $0.2 million, $0.5 million and $0.3 million for 1993, 1992 and 1991, respectively.

FMC, as controlling stockholder, will be able to control all decisions with respect to the use of cash generated by the company, including dividend policy. Any determination as to the use of cash generated by the company may be affected by factors related to FMC's cash requirements which may differ from those of other stockholders of the company and may conflict with the use which the company would otherwise make of its cash, such as for new exploration or the funding of development activity. No such conflict is presently anticipated.

The company does not generally engage in hedging transactions with respect to its production of precious metals, but may determine to do so in the future. Historically, FMC has engaged in such transactions, and it may engage in such transactions in the future for its own account as a means of offsetting the decline in the company's income that could result if gold or silver prices should decrease.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
FMC Gold Company:

We have audited the consolidated balance sheets of FMC Gold
Company and consolidated subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Gold Company and consolidated subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

KPMG Peat Marwick
Salt Lake City, Utah
January 24, 1994



MANAGEMENT REPORT ON FINANCIAL STATEMENTS
The consolidated financial statements and related information were prepared by management, which is responsible for the integrity and objectivity of that information. The statements were prepared to conform with generally accepted accounting principles and where appropriate, reflect estimates based on management judgments.

The company's system of internal accounting controls provides reasonable assurance as to the reliability of financial records and protection of assets. Accounting control is maintained by selecting and training qualified personnel, by establishing and communicating sound accounting and business policies, and by FMC
Corporation's internal auditing program which constantly evaluates the adequacy and effectiveness of such accounting controls, policies and procedures.

The Audit Committee of the Board of Directors, composed of outside directors of the company, inquires into the company's financial and accounting organization, accounting controls and the quality of financial reporting. The independent auditors, KPMG Peat Marwick, and internal auditors have free access to the Audit Committee to discuss their audits.

Steven E. Baginski
Vice President-Finance

Reno, Nevada
January 24, 1994

FIVE-YEAR FINANCIAL SUMMARY
(In millions, except per share,
 employee and stockholder data)      1993   1992    1991   1990  1989
SUMMARY OF EARNINGS
Sales                              $118.9  150.0   139.4   53.0  151.5
Cost of sales                        96.8  120.0   117.9   88.8   71.7
Exploration costs                    14.4   12.2    12.6   14.7   14.3
Selling, general and
 administrative expenses              7.0    7.6     7.5    8.5    8.7
Write-downs and other charges        60.6      -       -      -
- - - - - -
Total costs and expenses            178.8  139.8   138.0  112.0    94.7
Earnings (loss) before interest
 and taxes                          (59.9)  10.2     1.4   41.0    56.8
Interest income                       8.3    6.0     7.8    8.0     3.9
Income (loss) before
 income taxes                       (51.6)  16.2     9.2   49.0     60.7
Provision (benefit) for
 income taxes                        (0.3)   1.8     2.2    9.6     11.8
Net income (loss)                 $ (51.3)  14.4     7.0   39.4     48.9
SHARE DATA
Average number of common
 shares used in earnings per
 share computations                  73.5   73.5    73.5   70.5      65.5
Earnings (loss) per common share  $ (0.70)  0.20    0.10   0.56      0.75
FINANCIAL POSITION AT DECEMBER 31
Property, plant and equipment,
 at cost                          $ 246.1  282.5   265.7  242.7     177.2
Accumulated depreciation
 and amortization                 $ 185.5  161.6   132.7  102.3      79.6
Total assets                      $ 238.6  291.9   275.2  267.8     169.5
Stockholders' equity              $ 199.6  254.6   243.8  240.5     148.6
OTHER DATA
Capital expenditures              $  18.5   19.0    19.4   18.8      22.0
Provision for depreciation
 and amortization                 $  25.8   30.7    31.5   23.0      18.8
Total dividends                   $   3.7    3.7     3.7    3.7       3.3
Employees at year-end                 238    442     473    500       279
Stockholders of record at
 year-end                             940    960     990    825       867


DIRECTORS AND OFFICERS
BOARD OF DIRECTORS

Larry D. Brady
Chairman of the Board and
Chief Executive Officer; also President
FMC Corporation

Robert N. Burt
Chairman of the Board and
Chief Executive Officer
FMC Corporation

Paul L. Davies, Jr. (1)
President
Lakeside Corporation

Nha D. Hoang
Vice President-International

Brian J. Kennedy
President and Chief Operating Officer

Edmund W. Littlefield (1)
Retired Chairman of
Utah International, Inc.

Arthur D. Lyons
Vice President-Finance
FMC Corporation

(1) Audit and Compensation Committees


OFFICERS

Larry D. Brady
Chairman of the Board and
Chief Executive Officer.
Elected Chairman of the Board and Chief Executive Officer in
November 1991; also serves FMC Corporation as President since
1993. Elected FMC Vice President in 1984; became Vice President-
Corporate Development in 1988 and Executive Vice President in
1989; served as General Manager-Agricultural Chemical Group from
1983 to 1988.  Age 51

Brian J. Kennedy
President and Chief Operating Officer.
Elected President and Chief Operating Officer in May 1987; served as Division Manager of FMC Corporation's Minerals Division since
1984 and as FMC's Director of Natural Resources Operations from
1980 to 1984. Age 50

Steven E. Baginski
Vice President-Finance,
Treasurer and Assistant Secretary.
Named to present position in July 1993. Previously was with Frito-
Lay since 1988 in several financial and management positions, including Manager, Strategic Planning for PepsiCo Foods
International. Served with AMR Corporation in various financial positions since 1984. Age 35

Donald L. Beckwith
Vice President-Operations.
Named Vice President in July 1987; named to present position in February 1992. Served as Manager of Planning and Development,
FMC's Natural Resources Operations, later the Minerals Division, since 1979. Age 47

Robert L. Day
Secretary and General Counsel.
Named to present position in May 1987; also serves FMC
Corporation as Secretary since May 1987 and Assistant General
Counsel since July 1987; served in FMC's Law Department since
1972.  Age 59

Nha D. Hoang
Vice President-International.
Elected to present position in September 1993. Served as Director-
International of FMC Corporation since April 1987; also served as Director-International Trade since 1985. Previously held various sales and international management positions with General
Electric Company since 1977.  Age 51

Robert A. Horn
Vice President-Exploration.
Named to present position in January 1994. Previously with AMCL international mining consultants since 1992. Was Vice President for BP Canada from 1988. Managed various exploration programs for BP Minerals International, British Nuclear Fuel global uranium procurement program and for Companhia Vale do Rio Doce's non-ferrous metal exploration program. Age 51

PAGE 34
                                             FMC GOLD COMPANY
                                             Annual Report on
                                             Form 10-K for 1993



Exhibit 22.                                  List of Significant
Subsidiaries of Registrant


                                                 Percent of
                                 Organized under   Voting
                                   Laws of the   Securities
             Company                                State of
Owned

  FMC Gold Company.................              Delaware
Registrant

  FMC Jerritt Canyon Corporation...              Delaware100

  FMC Minerals Corporation.........              Delaware100

  FMC Paradise Peak Corporation....              Nevada  100

  Meridian Gold Company............              Montana 100

  Minera FMC S.A. de C.V............             Mexico  100

  Minera FMC Limitada................            Chile   100


      PAGE 35
                                             FMC GOLD COMPANY
                                             Annual Report on
                                             Form 10-K for 1993

Exhibit 24       Consent of Auditors




The Board of Directors
FMC Corporation:


We consent to incorporation by reference in Registration
Statement No. 33-35804 and Registration Statement No. 33-35805 on
Forms S-3 of FMC Gold Company and consolidated subsidiaries of our report dated January 24, 1994, relating to the consolidated balance sheets of FMC Gold Company and consolidated subsidiaries as of December 31,1993 and 1992, and the related consolidated statements of income, cash flows and changes in stockholder's equity for each of the years in the three-year period ended
December 31, 1993, which report is incorporated by refinance in the December 31,1993 annual report on Form 10-K of FMC Gold
Company and consolidated subsidiaries.






Chicago, Illinois
March 28, 1994


      PAGE 36
                                             FMC GOLD COMPANY
                                             Annual Report on
                                             Form 10-K for 1993

EXHIBIT 25     POWER OF ATTORNEY



KNOW ALL MEN BY THESE PRESENTS:

WHEREAS, FMC GOLD COMPANY, a Delaware corporation (hereinafter referred to as the "Company"), is a corporation with securities registered pursuant to Section 12(b) of the Securities and Exchange Act of 1934, as Amended, (the "Act"), and is subject to the reporting requirements of the Act including the obligation to file an annual report on Form 10-K; and

WHEREAS, the undersigned holds and may hereafter from time to time hold one or more positions in the Corporation whether as an Officer, a Director, or both, such that the undersigned may be required or permitted in such capacity or capacities, or on behalf of the Corporation, to sign one or more of such documents;

NOW, THEREFORE, the undersigned hereby constitutes and appoints
B.J. Kennedy, S.E. Baginski or R.L. Day, or any of them, his attorney for him and in his name, place and stead, and in his office and capacity in the Company, to sign and file the Company's Annual Report on Form 10-K for the year ended December
31, 1993, including all schedules, exhibits and amendments thereto, hereby giving and granting to said attorneys full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorneys may or shall lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand this 10th day of February, 1994.


      PAGE 37


       LARRY D. BRADY*              Chairman of the Board, Chief
Executive
   Larry D. Brady               Officer and Director

       STEVEN E. BAGINSKI*                    Vice President-
Finance, Principal         Steven E. Baginski Financial Officer
and Principal
                                 Accounting Officer

       ROBERT N. BURT*              Director
   Robert N. Burt

       PAUL L. DAVIES, JR.*                   Director
   Paul L. Davies, Jr.

       NHA D. HOANG.*                         Director
   Nha D. Hoang

       BRIAN J. KENNEDY*            Director
   Brian J. Kennedy

      EDMUND W. LITTLEFIELD*        Director
   Edmund W. Littlefield

       ARTHUR D. LYONS*                       Director
   Arthur D. Lyons





*By    Robert L. Day_____________   March 28, 1994
   Robert L. Day
   Attorney-in-Fact


