Form 10-Q
period 1994-03-31
FMC GOLD CO
filed 1994-05-16
CIK 814429

(NOTIFY)                   72731,347
(CONTACT-NAME)             David A. Kain
(CONTACT-PHONE)           (312) 861-6050


      PAGE 0
DOCUMENT HEADER
DOCUMENT TYPE 1
COUNT 13
SECTIONS
Financial Statements               2
Notes To Financial Statements      6
Management's Discussion            7
Accountants' Reports              10
Other Information                 12
Signatures                        13

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                              FORM 10-Q


            (x) Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 1994

                                  or

        ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from      to

                    Commission File Number 1-9569


                    FMC Gold Company
    (Exact name of registrant as specified in its charter)


            Delaware                     88-0226676
    (State or other jurisdiction of   (I.R.S. Employer
      incorporation or organization)    Identification No.)


      5011 Meadowood Way,  Reno,  Nevada         89502
    (Address of principal executive offices)    (Zip Code)


                         (702) 827-3777
                    Registrant's telephone number,
                         including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X                  No     _


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at March 31, 1994
  Common Stock, par value $0.01 per share           73,484,395

                     PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FMC Gold Company
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)


                                                      THREE MONTHS
                                                     ENDED MARCH 31
                                                      1994      1993

   Sales                                          $ 22,301     $35,471

   Costs and expenses
      Cost of sales                                 15,053      30,098
      Exploration costs                              3,005       2,436
      Selling, general and
        administrative expenses                      1,511       1,567

   Total costs and expenses                         19,569      34,101


   Earnings before interest and taxes                2,732       1,370

   Interest income                                   2,168       2,090


   Income before income taxes                          4,900     3,460

   Provision for income taxes                            252       649

   Net income                                       $  4,648  $  2,811

   Earnings per common share                        $   0.06  $   0.04

   Number of common shares used in earnings
      per share computation                           73,484    73,484














   See accompanying notes to consolidated financial statements.

FMC Gold Company
Consolidated Balance Sheets
(In thousands, except per share data)
                                                March 31
                                                  1994       December 31
Assets                                         (Unaudited)       1993

Current assets:
   Cash                                         $     99  $      -
   Loans due from FMC Corporation                166,500   167,326
   Amounts due from FMC Corporation                1,114         -
   Trade receivables                               1,936     2,527
   Inventories (Note 2)                            4,822     3,776
   Other current assets                              970     1,236

      Total current assets                       175,441   174,865

Property, plant and equipment, net                60,830    60,605
Deferred income taxes                              2,527     2,527
Other assets                                         794       638

Total assets                                    $239,592  $238,635

Liabilities and Stockholders' Equity

Current liabilities:
   Outstanding checks in excess of
    bank balances                               $      -  $    542
   Accounts payable, trade and other               5,063     8,206
   Accrued and other liabilities                  13,046    11,935
   Amounts due to FMC Corporation                      -     1,069
   Income taxes payable                            5,173     4,922

      Total current liabilities                   23,282    26,674

Other long-term liabilities                       12,017    12,316

Stockholders' equity:
   Preferred stock, $1.00 par value, authorized
     100,000 shares; none issued or outstanding        -         -
   Common stock, $0.01 par value, authorized
     150,000,000 shares; issued and outstanding
      73,484,395 shares                              735       735
   Capital in excess of par value                 68,609    68,609
   Retained earnings                             134,949   130,301

      Total stockholders' equity                 204,293   199,645

Total liabilities and stockholders' equity      $239,592  $238,635




See accompanying notes to consolidated financial statements.

FMC Gold Company
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)


                                                      Three Months
                                                     Ended March 31
                                                     1994      1993

Increase (Decrease) in Cash and Cash
   Equivalents

Net cash provided by operating activities       $  2,731   $  9,813

Cash flows from investing activities:
   Capital spending                               (2,881)    (1,717)
   Disposal of property, plant and equipment,
    net                                              121          4
   Increase in other assets                         (156)       (15)

Net cash used in investing activities             (2,916)    (1,728)

Increase (decrease) in cash and cash
   equivalents                                     (185)      8,085
Cash and cash equivalents, beginning of period   166,784    154,316

Cash and cash equivalents, end of period        $166,599   $162,401

Reconciliation of Net Income to Net Cash
  Provided by Operations

Net income                                      $  4,648   $  2,811
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Provision for depreciation and amortization     2,535      9,125

   (Increase) decrease in assets:
      Trade receivables                              591       (107)
      Inventories                                 (1,046)       187
      Other current assets                           266       (214)

   (Decrease) increase in liabilities:
      Accounts payable, trade and other           (3,143)      (164)
      Accrued and other liabilities                1,111        143
      Amounts due to FMC Corporation              (2,183)      (815)
      Income taxes payable                           251       (676)
      Other long-term liabilities                   (299)      (477)

Net cash provided by operating activities       $  2,731   $  9,813





See accompanying notes to consolidated financial statements.

FMC Gold Company
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)


Supplemental disclosure of cash flow information:



   Cash and cash equivalents consists of:

                                          March 31
                                         (Unaudited)        December 31
                                      1994     1993       1993     1992

Loans due from FMC Corporation      $166,500 $162,500   $167,326  $154,826
Cash                                      99        -          -         -
Outstanding checks in excess of
   bank balances                           -      (99)      (542)     (510)
Total cash and cash equivalents     $166,599  $162,401   $166,784 $154,316

FMC Gold Company
Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Financial Information

The consolidated balance sheet at March 31, 1994, and the related statements of income and cash flows for the interim periods ended March 31, 1994 and 1993 have been reviewed by the company's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 1994 and 1993 are not necessarily indicative of the results of operations for the full year.

The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1993 FMC Gold Company Annual
Report, which is incorporated by reference in Form 10-
K.


Note 2:  Inventories

Inventories included in current assets were:

                                                         (In Thousands)
                                                      March 31   December 31
                                                        1994         1993

Gold and silver dore                                 $ 1,523      $   482
Materials and supplies                                 3,299        3,294
                                                     $ 4,822      $ 3,776

Gold and silver inventories are in the form of dore which is suitable for delivery to precious metal treatment facilities. These inventories are generally sold to and further processed by these facilities into forms suitable for end uses.


Note 3:  Accounting Standards Adopted

Statement of Financial Accounting Standards No. 112,
"Employers' Accounting for Postemployment Benefits" was implemented by the company effective January 1, 1994. Statement No. 112 requires accrual of the expected cost of providing certain benefits to former or inactive employees after employment but before retirement. The effect of implementation was not material, and accordingly, has been included as part of costs and expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                          FINANCIAL CONDITION

Cash to meet the company's operating needs, finance capital expenditures and fund exploration activities was generated primarily from operations. Cash generated in excess of these requirements is loaned to FMC Corporation ("FMC") at varying maturities, repayable on demand. As of March 31, 1994, loans to FMC totalled $166.5 million. As of March 31, 1994,
FMC's cash on hand and available credit lines were more than adequate to allow for repayment of these loans.

Known cash requirements for the remainder of 1994 are approximately $63 million for planned capital expenditures, $10 million for exploration costs and $3.7 million for dividends, based on the current dividend rate. The company expects to fund these requirements from existing cash and cash equivalents and cash flow from operations. The company believes any unexpected cash requirements could be funded through borrowings.

On March 31, 1994, FMC increased its ownership interest in the company to 80 percent. Due to this increased ownership percentage, the company is now required to be included in FMC's federal tax return.
The company has filed separate consolidated returns for tax periods beginning May 16, 1990 and will continue to do so through the March 31, 1994 tax period. For tax periods beginning April 1, 1994, the company will be included in FMC's federal tax return under a tax sharing agreement whereby the company will pay to FMC amounts generally equal to the tax the company would have been required to pay had it filed a separate return.

On May 4, 1994, the company announced plans to invest $57 million to develop the Beartrack property located near Salmon, Idaho. The decision to proceed with the development was based largely on improved project economics related to increased labor and capital equipment efficiencies and a ruling by the National Marine Fisheries Service (NMFS) that the project is "not likely to jeopardize" the Chinook
Salmon which has been designated a threatened species. The Beartrack project encompasses approximately 30 square miles of mining claims, contains approximately one million ounces of proven and probable reserves, and is expected to start production in 1995.

First Quarter of 1994 Compared with First Quarter of
1993

Sales in the first quarter of 1994 were $22.3 million, $13.2 million lower than last year's quarter due to lower gold production and a 87 percent decline in silver production. Realized gold prices climbed from $329 per ounce to $383 per ounce. Net income was $4.6 million, or $0.06 per share, compared with net income of $2.8 million, or $0.04 per share in 1993 due primarily to the increase in gold prices.

First quarter gold production was 62,000 ounces compared with 102,000 in the first quarter of 1993.
Production from the Paradise Peak mine was 20,000 ounces, down 39,000 ounces due to the mill closure in 1993. The company's 30 percent share of production from the Jerritt Canyon mine remained at 29,000 ounces as higher throughput offset declines in grades and recoveries. Production from the Royal
Mountain King mine declined by 1,000 ounces due to declines in recoveries, partially offset by high mill throughput.

Silver production was 63,000 ounces in the first quarter of 1994 compared with 492,000 ounces in the prior year period due to the mill closure at Paradise Peak and the expected decline in grades.

Cost of sales declined to $15.1 million. Costs at Paradise Peak declined $12.3 million, reflecting the cessation of milling and mining in 1993. Royal
Mountain King mine had costs $2.5 million lower due to reduced mine operating costs.

Exploration costs in the first quarter of 1994 were $3.0 million and included continuing work within the vicinity of the Jerritt Canyon operating property, as well as exploration and evaluation of grassroots properties in the United States, Mexico and Chile.

Administrative expenses were $0.1 million lower than the year ago period.

The company remains debt free with interest income of $2.2 million earned on cash loaned to FMC.
Interest income was $0.1 million higher than in 1993 reflecting the higher loan balances.

The provision for income tax of $0.3 million was $0.4 million lower than the prior year period. The
5.1 percent effective tax rate is based on the latest forecast for 1994.

Following is a summary of key operating data for the company for the three-month periods ended March 31, 1994 and 1993:

                            FMC Gold Company

                       Operating Data (Unaudited)


                                                    THREE MONTHS
                                                    ENDED MARCH 31
                                                 1994        1993

   Tons of ore processed (thousands)
      Paradise Peak
         - Mill                                     -         399
         - Heap Leach                               -         830
              Total                                 -       1,229
      Jerritt Canyon (FMC Gold share)             230         223
      Royal Mountain King                         332         323

   Ore grade (ounces per ton milled)
      Paradise Peak
         - Gold                                     -       0.107
         - Silver                                   -       1.905
      Jerritt Canyon                            0.135       0.153
      Royal Mountain King                       0.055       0.055

   Mill recoveries
      Paradise Peak
         - Gold                                     -        91.5%
         - Silver                                   -        59.2%
      Jerritt Canyon                             88.9%       89.8%
      Royal Mountain King                        74.6%       76.8%

   Production (thousands of ounces)
      Gold
         Paradise Peak                             20          59
         Jerritt Canyon                            29          29
         Royal Mountain King                       13          14
              Total                                62         102

      Silver                                       63         492

   Cash cost of production
     ($ per gold equivalent ounce)
         Paradise Peak                          $  68       $ 128
         Jerritt Canyon                         $ 236       $ 217
         Royal Mountain King                    $ 324       $ 367
              Average                           $ 201       $ 183

                    INDEPENDENT ACCOUNTANTS' REPORT



A report by KPMG Peat Marwick, the company's independent accountants, on the financial statements included in Form 10-Q for the quarter ended March
31, 1993 is included on page 11.

                      INDEPENDENT AUDITOR'S REPORT




The Board of Directors
FMC Gold Company:

We have reviewed the condensed consolidated balance sheet of FMC Gold Company and consolidated subsidiaries as of March 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month period ended March 31, 1994 and 1993, in accordance with the standards established by the American Institute of Certified
Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.
It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FMC Gold Company and consolidated subsidiaries as of December 31, 1993, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 24, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





Salt Lake City, Utah
April 22, 1994

                      PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (b)  Reports on Form 8-K


      No reports on Form 8-K have been filed during the quarter for which this report is filed.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FMC GOLD COMPANY
                                   (Registrant)




Date:     May 13, 1994
                                Steven E. Baginski
                                Vice President Finance