Form 10-Q
period 1994-06-30
FMC GOLD CO
filed 1994-08-12
CIK 814429

(NOTIFY)            72731,347
(CONTACT-NAME)      David A. Kain
(CONTACT-PHONE)     (312) 861-6050


      PAGE 1

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                              FORM 10-Q


            (x) Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1994

                                  or

        ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from      to     _

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

            Yes  X                  No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at June 30, 1994