Form 10-Q/A
period 1994-06-30
FMC GOLD CO
filed 1994-09-21
CIK 814429

(NOTIFY)            72731,347
(CONTACT-NAME)      David A. Kain
(CONTACT-PHONE)     (312) 861-6050

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                              FORM 10-Q


            (x) Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1994

                                  or

        ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ____ to ____

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

            Yes  X                  No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at June 30, 1994
Common Stock, par value $0.01 per share              3,484,395

                     PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FMC Gold Company
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)


                                     Three Months    Six Months
                                    Ended June 30   Ended June 30
                                   1994    1993      1994    1993

Sales                            $17,848 $31,260   $40,149 $66,731

Costs and expenses
 Cost of sales                    15,641  25,829    30,694  55,927
 Exploration costs                 3,385   4,165     6,390   6,601
 Selling, general and
   administrative expenses         1,410   1,684     2,921   3,251
Total costs and expenses          20,436  31,678    40,005  65,779

Earnings (loss) before interest
 and taxes                        (2,588)   (418)      144     952

Interest income                    2,209   1,843     4,377   3,933

Income (loss) before income taxes   (379)  1,425     4,521   4,885

Provision (benefit) for income taxes (54)    431       198   1,080

Net income (loss)                 $ (325) $  994   $ 4,323 $ 3,805

Earnings per common share         $   -   $ 0.01   $  0.06 $  0.05

Number of common shares used in
 earnings per share computations  73,484  73,484    73,484  73,484



See accompanying notes to consolidated financial statements.

FMC Gold Company
Consolidated Balance Sheets
(In thousands, except per share data)
                                           June 30
                                             1994    December 31
Assets                                   (Unaudited)    1993

Current assets:
   Cash                                    $    272  $      -
   Loans due from FMC Corporation           162,000   167,326
   Trade receivables                          1,281     2,527
   Inventories (Note 2)                       3,542     3,776
   Other current assets                         791     1,236

      Total current assets                  167,886   174,865

Property, plant and equipment, net           64,102    60,605
Deferred income taxes                         2,527     2,527
Other assets                                  4,765       638

Total assets                               $239,280  $238,635

Liabilities and Stockholders' Equity

Current liabilities:
   Outstanding checks in excess of
    bank balances                          $      -  $    542
   Accounts payable, trade and other          6,143     8,206
   Accrued and other liabilities             11,856    11,935
   Amounts due to FMC Corporation               632     1,069
   Income taxes payable                       4,430     4,922

      Total current liabilities              23,061    26,674

Other long-term liabilities                  12,251    12,316

Stockholders' equity:
   Preferred stock, $1.00 par value,
     authorized 100,000 shares; none
     issued or outstanding                        -         -
   Common stock, $0.01 par value, authorized
     150,000,000 shares; issued and
     outstanding 73,484,395 shares              735       735
   Capital in excess of par value            68,609    68,609
   Retained earnings                        134,624   130,301

      Total stockholders' equity            203,968   199,645

Total liabilities and stockholders' equity $239,280  $238,635




See accompanying notes to consolidated financial statements.

FMC Gold Company
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)


                                                Six Months
                                               Ended June 30
                                             1994        1993

Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by operating activities  $  7,871    $ 17,753

Cash flows from investing activities:
   Capital spending                          (8,380)    (10,413)
    Disposal of property, plant and
     equipment, net                            124           36
   Increase in other assets                  (4,127)       (124)

Net cash used in investing activities       (12,383)    (10,501)

Increase (decrease) in cash and cash
 equivalents                                 (4,512)      7,252
Cash and cash equivalents, beginning
 of period                                  166,784     154,316

Cash and cash equivalents, end of period   $162,272    $161,568


Reconciliation of Net Income to Net Cash Provided by Operations

Net income                                 $    4,323    $3,805
Adjustments to reconcile net income to
 net cash provided by operating activities:
     Provision for depreciation and
      amortization                              4,759    16,501

   (Increase) decrease in assets:
      Trade receivables                       1,246         336
      Inventories                               234         862
      Other current assets                      445        (664)

   (Decrease) in liabilities:
      Accounts payable, trade and other      (2,063)       (610)
      Accrued and other liabilities             (79)       (216)
      Amounts due to FMC Corporation           (437)       (685)
      Income taxes payable                     (492)       (981)
      Other long-term liabilities               (65)       (595)

Net cash provided by operating activities  $  7,871    $ 17,753




See accompanying notes to consolidated financial statements.

FMC Gold Company
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)


Supplemental disclosure of cash flow information:

   Cash and cash equivalents consists of:

                                        June 30
                                      (Unaudited)        December 31
                                    1994      1993      1993      1992

Loans due from FMC Corporation    $162,000  $161,500  $167,326  $154,826
Cash                                   272         -         -        -
Outstanding checks in excess of
   bank balances                         -         -      (542)    (510)
Total cash and cash equivalents   $162,272  $161,500  $166,784  $154,316

FMC Gold Company
Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Financial Information

The consolidated balance sheet at June 30, 1994, and the related statements of income and cash flows for the interim periods ended June 30, 1994 and 1993 have been reviewed by the company's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 1994 and 1993 are not necessarily indicative of the results of operations for the full year.

The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1993 FMC Gold Company Annual Report, which is incorporated by reference in Form 10-K.


Note 2:  Inventories

Inventories included in current assets were:

                                        (In Thousands)
                                     June 30 December 31
                                      1994      1993

Gold and silver dore                $   621   $   482
Materials and supplies                2,921     3,294
                                    $ 3,542   $ 3,776

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

Note 4:  Acquisitions

In June 1994, the company purchased the remaining 14 percent interest in the Beartrack joint venture from MINEX, bringing the company's ownership interest in the property to 100 percent. The Beartrack property is more fully described in management's discussion and analysis of financial condition and results of operations.

In April 1993, the company purchased the remaining 50 percent interest in the Humboldt Gold joint venture from the TRE Management Company for $5.5 million, bringing the company's ownership interest in all gold and precious metal-bearing ores in the related property to 100 percent. The Humboldt Gold venture is targeting deep gold mineralization at the "Rossi Property" on the Carlin Gold Trend in Nevada. In addition, the company obtained certain water rights associated with the property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                         FINANCIAL CONDITION

Cash to meet the company's operating needs, finance capital expenditures and fund exploration activities was generated from operations and existing cash reserves. Cash generated in excess of these requirements is loaned to FMC Corporation ("FMC") at varying maturities, repayable on demand. As of June
30, 1994, loans to FMC totaled $162.0 million. As of June 30, 1994, FMC's cash on hand and available credit lines were more than adequate to allow for repayment of these loans.

Known cash requirements for the remainder of 1994 are approximately $58 million for planned capital expenditures, $7 million for exploration costs and $3.7 million for dividends, based on the current dividend rate. The company expects to fund these requirements from existing cash and cash equivalents and cash flow from operations. The company believes any unexpected cash requirements could be funded through borrowings.

During the second quarter, the company purchased put options and entered into certain forward contracts in connection with gold production. The options were purchased for $4 million and provide the company the right to sell gold at an agreed upon price. The options are recorded in other assets and will be amortized in accordance with production. The last option expires in 2001.

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

On May 4, 1994, the company announced plans to invest
$57 million to develop the Beartrack property located near Salmon, Idaho. The decision to proceed with the development was based largely on improved project economics and issuance of a biological opinion by the National Marine Fisheries Service (NMFS) that the proposed Beartrack mine was "not likely to jeopardize" the continued existence of the Snake River salmon. By letter dated July 14, 1994, the Sierra Club Legal
Defense Fund, Inc., ("Sierra"), on behalf of itself and certain other organizations, gave NMFS and other federal agencies a statutorily required sixty-day notice of intent to sue for violation of the Endangered
Species Act (the "Act") alleging that NMFS' biological opinion failed to satisfy the requirements of the Act.
The company believes that the opinion was carefully considered and fully supported by the record and intends to continue development of Beartrack. The
Beartrack project encompasses approximately 30 square miles of mining claims and contains approximately one million ounces of proven and probable reserves.

Second Quarter of 1994 Compared with Second Quarter of 1993

Sales in the second quarter of 1994 were $17.8 million, $13.4 million lower than last year's quarter due to a 50 percent decline in gold production and an 84 percent decline in silver production. Realized gold prices rose from $362 per ounce to $381 per ounce. Net loss was $0.3 million, less than $0.01 per share, compared with net income of $1.0 million, or $0.01 per share in 1993 due to the decrease in gold production.

Second quarter gold production was 43,000 ounces compared with 86,000 in the second quarter of 1993.
Production from the Paradise Peak mine was 9,000 ounces, down 35,000 ounces due to the mill closure in 1993. The company's 30 percent share of production from the Jerritt Canyon mine declined to 22,000 ounces from 27,000 in the year-ago period as grades declined.
Production from the Royal Mountain King mine declined by 3,000 ounces due to declines in grades and recoveries.

Silver production was 39,000 ounces in the second quarter of 1994 compared with 247,000 ounces in the prior year period due to the mill closure at Paradise
Peak and the expected decline in grades.

Cost of sales declined to $15.6 million. Costs at Paradise Peak declined $8.1 million, reflecting the cessation of milling and mining in 1993. Royal
Mountain King mine costs declined $2.8 million due to reduced mine operating costs.

Exploration costs in the second quarter of 1994 were $3.4 million and included continuing work within the vicinity of the Jerritt Canyon operating property, exploration and evaluation of grassroots properties in the United States, Mexico and Chile. The company is also pursuing opportunities in the Russian Federation and in the Peoples Republic of China.

Administrative expenses were $0.3 million lower than the year ago period due to lower allocations from FMC.

The company remains debt free with interest income of $2.2 million earned on cash loaned to FMC. Interest income was $0.4 million higher than in 1993 reflecting higher interest rates achieved on the loans to FMC.

The provision for income tax of $(0.1) million was $0.5
million lower than the prior year period. The 14.2 percent effective tax rate is based on the latest forecast for 1994.

Six Months of 1994 Compared With Six Months of 1993

Sales in the first six months of 1994 were $40.1 million compared with $66.7 million for the first six months of 1993. Net income was $4.3 million, or $0.06 per share, versus 1993 net income of $3.8 million or $0.05 per share, as the increase in gold prices helped offset the declines in production.

Sales were $26.6 million lower than in 1993 due to
decreased production at all mine sites.  Production at
Paradise Peak was 74,000 ounces lower as mill ore
reserves were exhausted in May of 1993.   Production
from the Royal Mountain King mine decreased 4,000 ounces to 25,000 ounces due to a 17 percent decline in grades and a 13 percent decline in recoveries. The mill at Royal Mountain King was shut down July 7, 1994, as expected. The company's 30 percent share of production from the Jerritt Canyon mine decreased 5,000 ounces to 51,000 ounces as grades decreased 12 percent.

Silver production was 102,000 ounces, down 637,000 ounces from the same period in 1993 as a result of the decreased mill ore reserves at Paradise Peak.

Profits declined as production decreased and cash costs per ounce increased at Jerritt Canyon. Exploration spending was $0.2 million lower than the 1993 level.
Selling, general and administrative expenses decreased
$0.3 million to $2.9 million due to lower allocations from FMC.

The effective tax rate was 4% versus 22% in 1993 primarily reflecting lower expected full year earnings in 1994.

Following is a summary of key operating data for the company for the three and six-month periods ended June
30, 1994 and 1993:

                      FMC Gold Company

                 Operating Data (Unaudited)




                                   Three Months       Six Months
                                  Ended June 30     Ended June 30
                                  1994     1993     1994    1993

   Tons of ore processed (thousands)
      Paradise Peak
        - Mill                      -     188        -    587
        - Heap Leach                -   1,122        -  1,952
            Total                   -   1,310        -  2,539
      Jerritt Canyon (FMC Gold
       share)                     233     235      463    458
      Royal Mountain King         349     333      681    656

   Ore grade (ounces per ton milled)
      Paradise Peak
        - Gold                      -   0.126        -  0.115
        - Silver                    -   1.823        -  1.900
      Jerritt Canyon            0.104   0.121    0.120  0.136
      Royal Mountain King       0.048   0.058    0.051  0.056

   Mill recoveries
      Paradise Peak
        - Gold                      -    84.5%       -   89.2%
        - Silver                    -    51.3%       -   56.7%
      Jerritt Canyon             89.2%   89.8%    89.0%  89.8%
      Royal Mountain King        70.1%   80.7%    72.5%  78.8%

   Production (thousands of ounces)
      Gold
        Paradise Peak               9      44       29    103
        Jerritt Canyon             22      27       51     56
        Royal Mountain King        12      15       25     29
            Total                  43      86      105    188

      Silver                       39     247      102    739

   Cash cost of production ($ per gold
     equivalent ounce)
        Paradise Peak           $ 144   $ 141    $  92  $ 133
        Jerritt Canyon          $ 332   $ 234    $ 278  $ 225
        Royal Mountain King     $ 276   $ 312    $ 302  $ 346
            Average             $ 276   $ 198    $ 232  $ 191

                     INDEPENDENT AUDITORS' REPORT



A report by KPMG Peat Marwick, the company's independent accountants, on the financial statements included in Form
10-Q for the quarter ended June 30, 1994 is included on page 13.

                     Independent Auditors' Report


The Board of Directors
FMC Gold Company:


We have reviewed the accompanying consolidated balance sheet of FMC Gold Company and consolidated subsidiaries as of June 30, 1994 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993, and the related consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified
Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.









Salt Lake City, Utah
July 19, 1994

                     PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant's Annual Meeting of Stockholders was held on May 4, 1994. At the meeting, stockholders voted on (i) the election of seven directors and (ii) ratification of the appointment of KPMG Peat Marwick as Registrant's
Independent Auditors for 1994. Voting on each such matter was as follows:

                                          Votes   Withheld/   Broker
1. Election of Directors      Votes For  Against  Abstentions Non-Votes

   L.D. Brady                 72,352,862    -       335,998       -
   R.N. Burt                  72,347,102    -       341,758       -
   P.L. Davies, Jr.           72,590,602    -        98,258       -
   N.D. Hoang                 72,349,150    -       339,710       -
   B.J. Kennedy               72,349,602    -       339,258       -
   E.W. Littlefield           72,590,752    -        98,108       -
   A.D. Lyons                 72,352,202    -       336,658       -

2. Ratification of Auditors   72,615,142  51,445     22,273       -


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

                                                Page Number in
     Number in                                Document Numbering
   Exhibit Table          Description               System


       10 Statement re: tax sharing Document type 2, page 1 agreement between FMC and
                    FMC Gold


 (b)  Reports on Form 8-K


      No reports on Form 8-K have been filed during the quarter for which this report is filed.

      PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION EXHIBIT INDEX
DOCUMENT TYPE 2
COUNT 1


      PAGE 1
                                             FMC Gold Company
                                             Quarterly Report
                                             on Form 10-Q for
                                             June 30, 1994

Exhibit 10      TAX SHARING AGREEMENT


This AGREEMENT is effective as of the first day of the consolidated return year beginning April 1, 1994, by and between FMC Corporation, a Delaware corporation ("FMC") and FMC Gold Company, a Delaware corporation, and FMC
Paradise Peak Corporation, FMC Jerritt Canyon
Corporation, Meridian Gold Company and FMC Minerals
Corporation, its wholly owned subsidiaries, plus any companies which become subsidiaries hereafter
(hereinafter collectively referred to as "FMC Gold").

                               WITNESSETH

WHEREAS, FMC is the common parent corporation of an affiliated group of corporations (the "FMC Group") within the meaning of Section 1504(a) of the Internal
Revenue Code of 1986 (the "Code"), and FMC Gold is a member of said affiliated group; and

WHEREAS, FMC files various separate, consolidated, and/or combined unitary state income tax returns; and

WHEREAS, FMC and FMC Gold deem it appropriate to define the method and the manner by which the Federal and state income tax liability or benefit of the FMC Group shall be allocated and paid amongst the parties;

NOW, THEREFORE, in consideration of the premises of the mutual covenants and agreements hereinafter set forth, the parties hereto agree as follows:

1.DETERMINATION OF FMC GOLD'S ALLOCABLE FEDERAL
INCOME TAX LIABILITIES OR BENEFITS

(a) FMC shall prepare and file a consolidated federal income tax return for each year, commencing with the taxable year ending December 31,1994, during the term of this Agreement (a "Consolidated Return
     Year") and pay any consolidated federal income tax liability (the "Tax Liability") of the FMC Group in respect of such year. FMC is hereby irrevocably constituted the exclusive agent and attorney-in-fact of FMC Gold to file such return, pay such tax, and take any action reasonably necessary or appropriate in connection with the determination of the ultimate liability of the FMC Group for such tax, including, without limiting the generality of the foregoing, contesting the assessment of any deficiency, entering into any closing agreement, compromise, or settlement, filing any amended return, and prosecuting any action for a refund, on behalf of the FMC Group. FMC Gold shall execute any consents or documents relating to any of the foregoing.

(b) For each Consolidated Return Year, there shall be computed, the federal income tax liability of FMC
     Gold, including alternative minimum tax ("AMT") and the environmental tax provided in Section 59A, and any other federal tax, as if FMC Gold had filed a separate federal income tax return under the Code for the taxable year ending December 31, 1994 and all subsequent taxable years subject to this Agreement.

(c) The tax liability/benefit of FMC Gold shall be determined upon the following basis:

         (i) Carrybacks and/or carryovers of AMT credits, net operating losses, investment tax credits, foreign tax credits, capital losses, excess charitable contributions and similar tax attributes shall be determined in accordance with the limitations and restrictions of the Code and Regulations applicable to such tax year and shall be accounted for as if separate federal income tax returns had been filed by FMC Gold commencing with the taxable year ending December 31, 1994 and for all subsequent taxable years covered by this Agreement.

         (ii) Any tax benefits made available to the FMC Group by FMC Gold in any taxable year commencing with the taxable year ending December 31, 1994 or any subsequent taxable year covered by this Agreement and not utilized by FMC Gold shall be allocated to FMC Gold only in the year, and to the extent, that such benefits could have been utilized by FMC Gold on a separate return basis (such as AMT credits of FMC Gold or a net operating loss of FMC Gold made available to the FMC Group). Such allocation shall give rise to an adjustment in favor of FMC Gold to reduce its separate return tax liability in an amount equal to the amount of the United
          States federal income tax saving which FMC
          Gold could have affected in such year, or in later years in the case of carryovers, by its own use on a separate return basis of such tax benefit.

          (iii) In the case of carrybacks of tax benefits to an earlier year in which FMC Gold could have utilized such tax benefit, but not before the taxable year ending December 31, 1987, FMC shall pay to FMC Gold an amount equal to the benefit that FMC Gold would have derived from the carryback on a separate return basis. FMC shall not pay or credit any amounts to FMC
          Gold for the use of FMC Gold tax benefits which FMC Gold would have been unable to utilize on a separate return basis.

         (iv) Intercompany transactions between FMC Gold and any other member of FMC Group shall be taken in the manner required by Regulations Section
          1.1502-13.

          (v)  If, at any time, FMC Gold ceases to be
          includible in the affiliated FMC Group within the meaning of Code Section 1504 (a), the Alternative Minimum Tax Credit ("MTC") allocable to FMC Gold shall be based upon the formulary allocation provided in the Consolidated Return
          Regulations for purposes of computing earnings and profits (as currently provided in Prop.
          Reg. Sec 1.1502-55(h)(6)(vi) and Prop. Reg.
          Sec. 1.1502-55 (h) (7)). To the extent that this amount is greater than MTC attributable to FMC Gold on a separate return basis as computed under clauses 1(c)(i), 1(c)(ii), 1
          (c)(iii) and 1(c)(iv) of this Agreement, FMC
          Gold must pay the difference to FMC. To the extent this amount is less than MTC attributable to FMC Gold on a separate return basis as computed under clauses 1(c)(i), 1(c)(ii), and 1(c)(iii) and 1(c)(iv) of this Agreement, FMC must pay the difference to FMC
          Gold.


2.DETERMINATION OF FMC GOLD'S STATE TAX LIABILITIES OR
BENEFITS

(a)  Commencing with the taxable year ending December
     31, 1994, FMC shall include FMC Gold in the combined unitary income tax returns in all states in which it is possible to do so and FMC Gold will not file separate income tax returns for any state in which it is included in the FMC combined unitary tax return.

(b) For each year, FMC Gold's state income tax liability or benefit for each combined unitary state shall be determined by subtracting from:

          (i) FMC's state income tax liability or benefit based upon FMC's combined unitary taxable income for such state, excluding FMC's Gold's income or loss and its payroll, property, and sales factors for such state.

          (ii) FMC's state income tax liability or benefit based upon FMC's combined unitary taxable income for such state, including FMC Gold's income or loss and its payroll, property and sales factors for such state. The excess of subsection (ii) over subsection (i) shall constitute FMC Gold's state income tax liability, and, the excess of subsection (i) over subsection (ii) shall constitute FMC
          Gold's state income tax benefit for such state.

     FMC Gold's state income tax liability or benefit for each year shall be the sum of its liabilities and benefits for each combined unitary state for which it is included within FMC's combined unitary return.

3.PAYMENTS TO/FROM FMC GOLD WITH RESPECT TO ITS TAX
     LIABILITIES/ BENEFITS

     (a)  FMC Gold shall pay to FMC:

          (i) On each date that quarterly estimated tax payments are due (including those for AMT), the amount of the estimated federal income tax liability which would have been payable by FMC Gold on such date, if it were filing on a separate return basis as computed under clause 1 above, even if the FMC Group is not in a United
          States federal income tax paying position.

          (ii)  On the filing date of the FMC Group
          consolidated return, the balance, if any, of the tax liability of FMC Gold determined as if FMC
          Gold had filed on a separate federal income tax return basis as computed under clause 1 above, less any payments theretofore made by FMC Gold pursuant to clause 3(a)(i) above, even if FMC Group is not in a United States federal income tax paying position.

          (iii) On the statutory due date for the filing of each state income tax return by FMC, or if earlier, the due date of any estimated taxes, to that extent, the amount of any liability for state tax of FMC Gold as determined under clause 2 herein.

(b)  FMC shall pay to FMC Gold:

          (i) In the case of an adjustment in favor of FMC Gold as a result of a carryover which FMC Gold could have utilized on a separate return basis as described in 1(c)(ii), the amount of the tax saving due to FMC Gold shall be paid on the statutory due date for the carryover year(s).

          (ii) In the case of an adjustment in favor of FMC Gold as a result of a carryback which FMC Gold could have utilized on a separate return basis as described in 1(c)(iii), the amount of the tax saving due to FMC Gold shall be paid within 10 days of the filing date of the return year in which the carryback arose.

4.   REDETERMINATION OF TAX LIABILITY

     If any recomputation under any paragraph of this Agreement relating to any year is required or appropriate for any reason, including, without limiting the generality of the foregoing, by reason of refunds received or liabilities incurred as a result of the filing of an amended return or the examination of a return by the IRS or an application for refund, such recomputation shall be made forthwith by FMC. In accordance with any such recomputation, any additional sums payable by FMC
     Gold to FMC or vice versa as the case may be, including any penalty or any interest received on any refund or payable on any deficiency or penalty fairly attributable to the reduced or additional tax liability, shall be paid by FMC Gold (or by FMC as the case may be) within 45 days after its receipt of the written computation reflecting the change or correction.

5.   EFFECTIVE DATES AND COVERAGE

(a) The provisions of this Agreement shall become effective as of April 1, 1994 as if FMC Gold had been formed on such date, but will not be applicable to estimated tax payments due prior to April 1, 1994. The Agreement shall continue in effect so long as FMC Gold remains a member of the affiliated group of FMC Group. FMC may terminate the FMC Group at any time in its sole discretion, in accordance, with the applicable provisions of the Code and Regulations. If FMC Gold is no longer included in the Consolidated Return filed by FMC, the provisions of this Agreement with respect to tax liabilities and benefits in respect of years prior to such time, but after the date hereof, shall be binding upon and inure to the benefit of the parties hereto, and their respective successors and assigns.

(b) Any subsidiary of FMC Gold which is hereinafter required to join in the filing of consolidated federal income tax returns with FMC shall become a party to this Agreement by signing a master copy of this agreement.

6.   OTHER MATTERS

(a) This Agreement contains the entire understanding of the parties hereto with respect to the subject matter contained herein. No alteration, amendment, or modification of any of the terms of this Agreement shall be valid unless made by an instrument signed in writing by an unauthorized officer of each party hereto. Notwithstanding the foregoing, this Agreement may be amended consistent with the intent of this Agreement by FMC in its sole discretion to reflect changes in the Code, regulations, or other precedent thereunder or any state or local tax laws. This Agreement shall be binding upon and inure to the benefit of each party thereto and their respective successors and assigns.

(b)  The prior tax sharing agreement entered into May
     18, 1987 shall continue to apply with respect to all tax matters to which it pertains for all tax periods ending on or before May 15, 1990. The prior tax sharing agreement entered into May 15, 1990 shall apply with respect to all matters to which it pertains for all tax periods ending on or before the effective date of this agreement.

(c) This Agreement shall be construed and enforced in accordance with the laws of the State of Delaware.

(d) All notices and other communications hereunder shall be deemed to have been duly given if delivered by hand or mailed certified or registered mail, postage prepaid to


          (i)FMC GOLD COMPANY
          7011 Meadowood Way
          Reno, Nevada  89502
          Attention: President

          (ii)FMC CORPORATION
          200 East Randolph Drive
          Chicago, Illinois  60601
          Attention: Vice President, Finance


IN WITNESS WHEREOF, this Agreement has been duly executed on the date and year first above written on behalf of the parties hereto by their respective officers and duly authorized.

                       FMC CORPORATION



                       By: J. E. Rogers
                           Assistant Treasurer


                       FMC GOLD COMPANY



                       By: B. J. Kennedy
                           President

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FMC GOLD COMPANY
                                  (Registrant)




Date:  August 12, 1994   Steven E. Baginski
                         Vice President, Finance