Form 10-Q
period 1994-09-30
FMC GOLD CO
filed 1994-11-14
CIK 814429

     PAGE 1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q


                (x) Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1994

                                      or

             ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the transition period from ____ to ____

                         Commission File Number 1-9569


                               FMC Gold Company
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                      Delaware                     88-0226676
            -------------------------------   -------------------
            (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)   Identification No.)


             5011 Meadowood Way, Reno, Nevada              89502
            -----------------------------------------------------
            (Address of principal executive offices)    (Zip Code)


                                (702) 827-3777
                        ------------------------------
                        Registrant's telephone number,
                              including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X                   No
               -----                   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                     Outstanding at September 30, 1994
- --------------------------------------- ---------------------------------
Common Stock, par value $0.01 per share             73,484,395

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

FMC Gold Company
- ----------------
Consolidated Statements of Income (Unaudited)
- ---------------------------------------------
(In thousands, except per share data)


                                            Three Months          Nine Months
                                         Ended September 30   Ended September 30
                                        --------------------  -------------------
                                          1994       1993       1994       1993
                                        ---------  ---------  ---------  --------

Sales                                    $11,928    $25,901    $52,077    $92,632

Costs and expenses
  Cost of sales                           13,336     21,093     44,030     77,020
  Exploration costs                        3,890      2,968     10,280      9,569
  Selling, general and
    administrative expenses                1,845      1,622      4,766      4,873
                                         -------    -------    -------    -------
Total costs and expenses                  19,071     25,683     59,076     91,462

Earnings (loss) before interest and
 taxes                                    (7,143)       218     (6,999)     1,170

Interest income                            2,210      2,152      6,587      6,085
                                         -------    -------    -------    -------

Income (loss) before income taxes         (4,933)     2,370       (412)     7,255

Provision (benefit) for income taxes        (173)        (4)        25      1,076
                                         -------    -------    -------    -------

Net income (loss)                        $(4,760)   $ 2,374    $  (437)   $ 6,179
                                         =======    =======    =======    =======

Earnings (loss) per common share         $ (0.06)   $  0.03    $ (0.01)   $  0.08
                                         =======    =======    =======    =======

Number of common shares used in
  earnings per share computations         73,484     73,484     73,484     73,484
                                         =======    =======    =======    =======

FMC Gold Company
- ----------------
Consolidated Balance Sheets
- ---------------------------
(In thousands, except per share data)

                                                    September 30
                                                        1994       December 31
Assets                                               (Unaudited)      1993
- ------                                              -------------  -----------
Current assets:
   Cash                                                 $    339      $      -
   Loans due from FMC Corporation                        145,000       167,326
   Amounts due from FMC Corporation                        1,390             -
   Trade receivables, net                                  2,273         2,527
   Inventories (Note 2)                                    2,906         3,776
   Other current assets                                    1,332         1 236
                                                        --------      --------

      Total current assets                               153,240       174,865
                                                        --------      --------

Property, plant and equipment                            258,980       246,117
   Less -- accumulated depreciation                      183,333       185,512
                                                        --------      --------

   Net property, plant and equipment                      75,647        60,605
                                                        --------      --------

Deferred income taxes                                      2,527         2,527
Other assets                                               4,740           638
                                                        --------      --------

Total assets                                            $236,154      $238,635
                                                        ========      ========

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
   Outstanding checks in excess of bank balances        $      -      $    542
   Accounts payable, trade and other                       9,850         8,206
   Accrued and other liabilities                           8,577        11,935
   Amounts due to FMC Corporation                              -         1,069
   Income taxes payable                                    4,061         4,922
                                                        --------      --------

      Total current liabilities                           22,488        26,674
                                                        --------      --------

Other long-term liabilities                               14,458        12,316

Stockholders' equity:
   Preferred stock, $1.00 par value, authorized
    100,000 shares; none issued or outstanding                 -             -
   Common stock, $0.01 par value, authorized
    150,000,000 shares; issued and outstanding
      73,484,395 shares                                      735           735
   Capital in excess of par value                         68,609        68,609
   Retained earnings                                     129,864       130,301
                                                        --------      --------

      Total stockholders' equity                         199,208       199,645
                                                        --------      --------

Total liabilities and stockholders' equity              $236,154      $238,635
                                                        ========      ========

See accompanying notes to consolidated financial statements.

FMC Gold Company
- ----------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(Dollars in thousands)


                                                       Nine Months
                                                     Ended September 30
                                                   ----------------------
                                                     1994          1993
                                                   --------      --------
Increase (Decrease) in Cash and Cash Equivalents

Net cash provided by operating activities            $  7,175   $ 24,242
                                                     --------   --------

Cash flows from investing activities:
   Capital spending                                   (24,680)   (14,928)
   Disposal of property, plant and equipment, net         162         57
   (Increase) decrease in other assets                 (4,102)      (205)
                                                     --------   --------

Net cash used in investing activities                 (28,620)   (15,076)
                                                     --------   --------

Increase (decrease) in cash and cash equivalents      (21,445)     9,166
Cash and cash equivalents, beginning of period        166,784    154,316
                                                     --------   --------

Cash and cash equivalents, end of period             $145,339   $163,482
                                                     ========   ========

Reconciliation of Net Income to Net Cash Provided by Operations

Net income (loss)                                    $   (437)  $  6,179
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for depreciation and amortization          9,476     20,976

   (Increase) decrease in assets:
      Trade receivables                                   254       (597)
      Inventories                                         870      1,713
      Amounts due from FMC Corporation                 (1,390)         -
      Other current assets                                (96)    (1,055)

   (Decrease) increase in liabilities:
      Accounts payable, trade and other                 1,644        765
      Accrued and other liabilities                    (3,358)     1,143
      Amounts due to FMC Corporation                   (1,069)    (2,112)
      Income taxes payable                               (861)    (1,019)
      Other long-term liabilities                       2,142     (1,751)
                                                     --------   --------

Net cash provided by operating activities            $  7,175   $ 24,242
                                                     ========   ========

See accompanying notes to consolidated financial statements.

FMC Gold Company
- ----------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(Dollars in thousands)



Supplemental disclosure of cash flow information:


   Cash and cash equivalents consists of:

                                     September 30
                                      (Unaudited)          December 31
                                     1994      1993      1993       1992
                                   --------  --------  ---------  ---------
Loans due from FMC Corporation     $145,000  $162,500  $167,326   $154,826
Cash                                    339       982         -          -
Outstanding checks in excess of
   bank balances                          -         -      (542)      (510)
                                   --------  --------  --------   --------
Total cash and cash equivalents    $145,339  $163,482  $166,784   $154,316
                                   ========  ========  ========   ========

FMC Gold Company
- ----------------
Notes to Consolidated Financial Statements (Unaudited)
- ------------------------------------------------------

Note 1:  Financial Information
- ------------------------------

The consolidated balance sheet at September 30, 1994, and the related statements of income and cash flows for the interim periods ended September 30, 1994 and 1993 have been reviewed by the company's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 1994 and 1993 are not necessarily indicative of the results of operations for the full year.

The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1993 FMC Gold Company Annual Report, which is incorporated by reference in Form 10-K.


Note 2:  Inventories
- --------------------

Inventories included in current assets were:

                                   (In Thousands)
                              September 30  December 31
                                  1994         1993
                              ------------  -----------

Gold and silver dore             $  296        $  482
Materials and supplies            2,610         3,294
                                 ------        ------
                                 $2,906        $3,776
                                 ======        ======

Gold and silver inventories are in the form of dore which is suitable for delivery to precious metal treatment facilities. These inventories are generally sold to and further processed by these facilities into forms suitable for end uses.


Note 3:  Accounting Standards Adopted
- -------------------------------------

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

Note 4:  Acquisitions
- ---------------------

In June 1994, the company agreed to purchase the remaining 14 percent interest in the Beartrack joint venture from MINEX for $6.0 million, bringing the company's ownership in the property to 100 percent. The first installment of $1.5 million was made to Minex in June. Another $1.5 million payment will be made in 1995, with the balance owed Minex paid in $1.0 million installments in 1996, 1997, and 1998. The Beartrack property is more fully described in management's discussion and analysis of financial condition and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              FINANCIAL CONDITION
                              -------------------

Cash to meet the company's operating needs, finance capital expenditures and fund exploration activities was provided from operations and existing cash reserves (including loans due from FMC Corporation ("FMC").) Any cash generated in excess of these requirements is loaned to FMC at varying maturities, repayable on demand. As of September 30, 1994, loans to FMC totalled $145.0 million. As of September 30, 1994, FMC's cash on hand and available credit lines were more than adequate to allow for repayment of these loans.

Known cash requirements for the remainder of 1994 are approximately $25 million for planned capital expenditures, $3 million for exploration costs and $3.7 million for dividends, based on the current dividend rate. The company expects to fund these requirements from existing cash and cash equivalents (including loans due from FMC) and cash flow from operations. The company believes any unexpected cash requirements could be funded through borrowings.

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

On May 4, 1994 FMC Gold Company announced plans to invest $57 million to develop the Beartrack property located near Salmon, Idaho. The decision to proceed with the development was based largely on improved project economics and issuance of a biological opinion by the National Marine Fisheries Service ("NMFS") that the proposed Beartrack mine was "not likely to jeopardize" the continued existence of the Snake River salmon. The company has submitted a request to the Army Corps of Engineers ("ACOE") for renewal of one of the permits necessary to complete construction of the Beartrack mine. ACOE is studying that request at this time, and the company is participating actively in ACOE's review.

On October 21, 1994, the Sierra Club Legal Defense Fund, Inc., ("Sierra"), on behalf of certain other organizations, sued NMFS and other federal agencies for violation of the Endangered Species Act (the "Act") alleging that NMFS' biological opinion failed to satisfy the requirements of the Act.

During the third quarter of 1994, the Pacific Rivers Council and the Wilderness Society (the "PRC"), represented by Sierra and others, in a lawsuit currently pending in Federal District Court in Idaho (Pacific Rivers Council v. Thomas), filed a motion seeking an injunction against all ongoing and future forest activities which may affect endangered salmon, including mining, within various national forests in Idaho including the Salmon National Forest in which the Beartrack property is located. In that lawsuit, the PRC seeks to require the U.S. Forest Service to consult under the Act with the NMFS regarding existing land resource management plans for the subject forests and their potential impacts on endangered salmon. If the injunction sought by the PRC were to enter, further development and operation of the Beartrack property could be halted. The company, along with other mining and timber companies, has been granted limited leave to intervene in the lawsuit and has filed a memorandum in opposition to the PRC's motion for an injunction at least as it might apply to the Beartrack property based on, inter alia, the fact that the company has already obtained the requisite biological opinion by NMFS and the fact that the Beartrack property is at least 6.5 miles from the closest habitat for salmon.

The company believes that the biological opinion was carefully considered and fully supported by the record and that it will prevail in Sierra's lawsuit and in the PRC's broad-based attempt to enjoin further development. Accordingly, the company intends to continue development of Beartrack.

The Beartrack property encompasses approximately 30 square miles of mining claims and contains approximately one million ounces of proven and probable reserves. At October 31, 1994 FMC Gold Company's investment in Beartrack was approximately $34 million. In addition, FMC Gold had commitments of approximately $14 million relating to Beartrack.


Third Quarter of 1994 Compared with Third Quarter of 1993
- ---------------------------------------------------------

Sales in the third quarter of 1994 were $11.9 million, $14.0 million lower than last year's quarter, reflecting the impact of the mill shutdown at the Royal Mountain King mine and lower heap leach production at the Paradise Peak mine. Gold production declined 58 percent and silver production declined 66 percent. Realized gold prices rose from $375 per ounce to $386 per ounce. Net loss was $4.8 million, or $0.06 per share, compared with net income of $2.4 million, or $0.03 per share in 1993.

Third quarter gold production was 29,000 ounces compared with 69,000 in the third quarter of 1993, reflecting the July closure of the mill at Royal Mountain King as mill grade ore reserves were exhausted. Production from the Royal Mountain King mine was 1,000 ounces, down 14,000 ounces from the prior year quarter. The company's 30 percent share of production from the Jerritt Canyon mine increased to 23,000 ounces as grades improved 16 percent. Production from the Paradise Peak mine declined by 28,000 ounces to 5,000 ounces as heap leach operations continued to wind down. Residual heap leach production is expected to continue through the end of 1994.

Silver production was 26,000 ounces in the third quarter of 1994 compared with 77,000 ounces in the prior year period due to the exhaustion of the higher silver content ore reserves at Paradise Peak.

Cost of sales declined to $13.3 million for the period. Costs at Paradise Peak declined by $3.6 million reflecting lower production. Cost of sales at the Jerritt Canyon mine was $2.7 million higher due to higher mining, depreciation and depletion expenses. Costs at the Royal Mountain King mine fell to $0.8 million as mining and milling operations ceased. The Royal Mountain King mill was shut down July 7, 1994.

Exploration costs in the third quarter of 1994 were $3.9 million and included continuing work within the vicinity of the Jerritt Canyon operating property, as well as exploration and evaluation of grassroots properties in the United States, Mexico and Chile.

Selling, general and administrative expenses were $0.2 million higher than the year ago period due to increased legal expenses and bad debt recognition.

The company remains debt free with interest income of $2.2 million earned on cash loaned to FMC Corporation. Interest income was essentially unchanged from 1993 as higher interest rates compensated for lower loan balances.

A tax benefit of $0.2 million was $0.2 million lower than the prior year's tax provision, a result of the net loss for the period.


Nine Months of 1994 Compared With Nine Months of 1993
- -----------------------------------------------------

Sales in the first nine months of 1994 were $52.1 million compared with $92.6 million for the first nine months of 1993. Net loss was $0.4 million, or $0.01 per share, versus 1993 net income of $6.2 million or $0.08 per share.

Sales were $40.6 million lower than in 1993 due to decreased production at the Paradise Peak and Royal Mountain King mines. Production at Paradise Peak was 102,000 ounces lower as heap leach production continued to wind down. Production from the Royal Mountain King mine decreased 18,000 ounces to 26,000 ounces due to the July 1994, shutdown. The company's 30 percent share of production from the Jerritt Canyon mine decreased 3,000 ounces to 74,000 ounces as grades and recoveries declined.

Silver production was 128,000 ounces, down 688,000 ounces from the same period in 1993 as a result of the exhaustion of mill ore reserves at Paradise Peak.

Profits declined as production was lower at all sites. Offsetting some of the production declines was the favorable impact of higher gold prices. The average realized price of gold for the first nine months of 1994 was $383 per ounce or $31 per ounce higher than the 1993 price of $352. Exploration spending was $0.7 million higher than the 1993 level due to timing of spending. Selling, general and administrative expenses decreased $0.1 million to $4.8 million due to lower allocations from FMC Corporation.

The effective tax rate was 6 percent versus 15 percent in 1993, primarily reflecting lower expected full year earnings in 1994.

Following is a summary of key operating data for the company for the three and nine-month periods ended September 30, 1994 and 1993:

                               FMC Gold Company
                               -----------------
                          Operating Data (Unaudited)
                          --------------------------

                                                    Three Months            Nine Months
                                                 Ended September 30     Ended September 30
                                                 ------------------     ------------------
                                                  1994        1993       1994        1993
                                                 ------      ------     ------      ------
Tons of ore processed (thousands)
   Paradise Peak
      - Mill                                          -           -          -        587
      - Heap Leach                                    -       1,414          -      3,366
                                                 ------      ------     ------     ------
         Total                                        -       1,414          -      3,953
   Jerritt Canyon (FMC Gold share)                  201         249        664        707
   Royal Mountain King                               19         337        700        993

Ore grade (ounces per ton milled)
   Paradise Peak
      - Gold                                          -           -          -      0.115
      - Silver                                        -           -          -      1.900
   Jerritt Canyon                                 0.110       0.095      0.116      0.121
   Royal Mountain King                            0.047       0.054      0.051      0.056

Mill recoveries
   Paradise Peak
      - Gold                                          -           -          -       89.2%
      - Silver                                        -           -          -       56.7%
   Jerritt Canyon                                  87.7%       88.7%      88.7%      89.4%
   Royal Mountain King                             73.2%       79.9%      72.6%      79.2%

Production (thousands of ounces)
   Gold
      Paradise Peak                                   5          33         34        136
      Jerritt Canyon                                 23          21         74         77
      Royal Mountain King                             1          15         26         44
                                                 ------      ------     ------     ------
         Total                                       29          69        134        257

   Silver                                            26          77        128        816

Cash cost of production ($ per gold
  equivalent ounce)
      Paradise Peak                              $  212      $   81     $  111     $  121
      Jerritt Canyon                             $  280      $  293     $  281     $  244
      Royal Mountain King                        $  244      $  288     $  300     $  327
         Average                                 $  266      $  189     $  241     $  191

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



A report by KPMG Peat Marwick LLP, the company's independent accountants, on the financial statements included in Form 10-Q for the quarter ended September 30, 1994 is included on page 13.

SIGNATURE

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
FMC Gold Company:


We have reviewed the accompanying consolidated balance sheet of FMC Gold Company and consolidated subsidiaries as of September 30, 1994 and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the company's management.

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



KPMG Peat Marwick LLP

Salt Lake City, Utah
October 19, 1994

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 1.  LEGAL PROCEEDINGS

See Part I, Item 2 for a discussion of certain legal proceedings involving the pending Beartrack development project.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                             Page Number in
  Number in                                Document Numbering
Exhibit Table    Description                     System
- ---------------  -----------------------   --------------------
      27         Financial Data Schedule   Document type EX-27,
                                            page 2


(b)   Reports on Form 8-K

      No reports on Form 8-K have been filed during the quarter for which this report is filed.

     PAGE 15
                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FMC GOLD COMPANY
                                          -----------------------
                                                (Registrant)



Date:    November 11, 1994          Steven E. Baginski
      --------------------------    -----------------------
                                    Chief Financial Officer

EXHIBIT INDEX



                                            Page Number in
  Number in                               Document Numbering
Exhibit Table          Description              System
- ---------------  -----------------------  ------------------
      27         Financial Data Schedule          2

