Form 10-K405
FMC GOLD CO
filed 1995-03-29
CIK 814429

_____________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934  [FEE REQUIRED]

     For the fiscal year ended December 31, 1994

                                       or
                                       --
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ______________ to ______________

                                                Commission File number 1-9569

                                FMC GOLD COMPANY
             (Exact name of registrant as specified in its charter)

          Delaware                                               88-0226676
----------------------------                                 -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


5011 Meadowood Way, Suite 200, Reno, NV                             89502
---------------------------------------                         --------------
(Address of principal executive offices)                          (Zip code)

      Registrant's telephone number, including area code:  (702) 827-3777

          Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of each exchange
     Title of each class                                   on which registered
     -------------------                                   -------------------
Common Stock, $0.01 par value                            New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES   X       NO
                                            ___          ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1995, was $42,232,873. The number of shares of Registrant's Common Stock, $0.01 par value, outstanding as of that date was 73,484,395.

                      Documents Incorporated By Reference
                      -----------------------------------

                   Document                               Form 10-K Reference
                   --------                               -------------------
Portions of Annual Report to Stockholders for 1994       Parts I and II, Part
                                                         III, Item 10 and Part
                                                         IV, Item (a)(1) and (2)

Portions of Proxy Statement for 1995 Annual Meeting of   Part III
Stockholders
___________________________________________________________________________

                       Cross-Reference Table of Contents
                       ---------------------------------



The 1994 Annual Report to Stockholders and the 1995 Proxy Statement include all information required in Parts I, II and III of Form 10-K except for the list of executive officers of Registrant which appears at the end of Part I. The Cross-Reference Table of Contents set forth below identifies the source of incorporated material for each of the 10-K items included in Parts I, II, III and IV (Items (a)(1) and (2)). Only those sections of the Annual Report to Stockholders and the Proxy Statement cited in the Cross-Reference Table are part of the 10-K and filed with the Securities and Exchange Commission.


10-K Item No.                                 Incorporated by Reference From
-------------                                 ------------------------------

PART 1
   Item 1.  Business
               (a)  General Development       Annual Report to Stockholders,
                     of Business              Inside front cover, pages 1-10,
                                              17-21


               (b)  Financial Information     (Not Applicable)
                     About Industry
                     Segments


               (c)  Narrative Description     Annual Report to Stockholders,
                    of Business               Inside front cover, pages 1-10


               (d)  Financial Information     Annual Report to Stockholders,
                    About Foreign and         page 19
                    Domestic Operations
                    and Export Sales

   Item 2.  Properties                        Annual Report to Stockholders,
                                              Inside front cover, pages 6 and 7

   Item 3.  Legal Proceedings                 Annual Report to Stockholders,
                                              pages 19-20

   Item 4.  Submission of Matters to a Vote                     (Not Applicable)
            of Security Holders

Executive Officers of the Registrant
------------------------------------

The executive officers of FMC Gold Company, together with the offices in FMC Gold Company presently held by them, their business experience since January 1, 1990, and their ages, are as follows:

                      Age     Office; year of election;
Name                3/1/95    and other information for past 5 years
----                ------    --------------------------------------

Larry D. Brady        52      Chairman of the Board and Chief Executive Officer
                              of the Company since November, 1991; President of FMC (93); Executive Vice President of FMC (89-93);
                              Vice President-Corporate Development of FMC (88)

Brian J. Kennedy      51      President and Chief Operating Officer of FMC Gold
                              Company (87); Manager, Minerals Division of FMC
                              (84)

Donald L. Beckwith    48      Vice President-Operations (92); Vice President-
                              Development (87-92)

Nha D. Hoang          52      Vice President-International (93); Director,
                              International for FMC (87-93)

Steven E. Baginski    36      Vice President-Finance, Treasurer and Chief
                              Financial Officer (93); Manager of Business
                              Planning, Pepsi Co Foods International (92-93);
                              Chief Financial Officer, Frito-Lay of Hawaii
                              (89-92)

Robert L. Day         60      Secretary and General Counsel (87); Secretary and
                              Assistant General Counsel of FMC (87)

Each of the Company's executive officers has been employed by the Company and/or by FMC Corporation in a managerial capacity for the past five years except for Mr. Baginski. No family relationship exists between any of the above-listed officers and there are no arrangements or understandings between any of them and any other persons pursuant to which they were selected as an officer. All officers are elected to hold office for one year and until their successors are elected and qualify.

10-K Item No.                               Incorporated by Reference From
-------------                               ------------------------------

Part II
    Item 5.  Market for Registrant's        Annual Report to Stockholders,
              Common Equity and Related     Inside front cover, pages
              Stockholder Matters           13, 15, 19 and 23

    Item 6.  Selected Financial Data        Annual Report to Stockholders,
                                            page 23

    Item 7.  Management's Discussion        Annual Report to Stockholders,
              and Analysis of Financial     pages 2-10
              Condition and Results of
              Operations

    Item 8.  Financial Statements and       Annual Report to Stockholders,
              Supplementary Data            pages 11-21
              (including all Schedules
              required under Item 14
              of Part IV)

    Item 9.  Changes in and disagreements   (Not Applicable)
              with Accountants on
              Accounting and Financial
              Disclosure


Part III
    Item 10. Directors and Executive        Part I; Proxy Statement for
              Officers of the Registrant    1995 Annual Meeting of Stockholders,
                                            pages 1-3; Annual Report to
                                            Stockholders, page 24

    Item 11. Executive Compensation         Proxy Statement for 1995
                                            Annual Meeting of Stockholders,
                                            pages 6-11

    Item 12. Security Ownership of          Proxy Statement for 1995
              Certain Beneficial            Annual Meeting of Stockholders,
              Owners and Management         pages 3-4

   Item 13. Certain Relationships      Proxy Statement for 1995
            and Related Transactions   Annual Meeting of Stockholders,
                                       pages 4-5, Annual Report to Stockholders, pages 18 and 21


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

       (B) Reports On Form 8-K

           No reports on Form 8-K were filed during the quarter ended December 31, 1994.

       (C) Exhibits

           See Index Of Exhibits.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FMC GOLD COMPANY
                                  (Registrant)


                                 Brian J. Kennedy
                                 President

                                 By    Steven E. Baginski
                                       --------------------
                                       Steven E. Baginski
                                       (Attorney-in-Fact)

Date:  March 29, 1995

Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


           LARRY D. BRADY*               Chairman of the Board, Chief Executive
    ------------------------------       Officer and Director
           Larry D. Brady

           STEVEN E. BAGINSKI*           Vice President-Finance, Principal Financial Officer and
    ------------------------------       Principal Accounting Officer
           Steven E. Baginski

            ROBERT N. BURT*              Director
    -------------------------------
            Robert N. Burt

           PAUL L. DAVIES, JR.*          Director
    -------------------------------
           Paul L. Davies, JR.

              NHA D. HOANG*              Director
    -------------------------------
              Nha D. Hoang

            BRIAN J. KENNEDY*            Director
    -------------------------------
            Brian J. Kennedy

         EDMUND W. LITTLEFIELD*          Director
    -------------------------------
         Edmund W. Littlefield


*By       STEVEN E. BAGINSKI                                   March 29, 1995
    -------------------------------
          Steven E. Baginski
           Attorney-in-Fact

                            INDEX TO EXHIBITS FILED
                            WITH OR INCORPORATED BY
                            REFERENCE INTO FORM 10-K
                              OF FMC GOLD COMPANY
                        FOR YEAR ENDED DECEMBER 31, 1994
                        --------------------------------

EXHIBIT NO.                                                         SEQUENTIAL
 THIS 10-K                  EXHIBIT DESCRIPTION                      PAGE  NO.
-----------                 -------------------                     ----------

   3.1         Certificate of Incorporation of the Company,
               as amended (incorporated by reference to
               Exhibit 3.1 of the Company's Registration
               Statement on Form S-1 (No. 33-14429)) ..............    N/A

   3.2         By-Laws of the Company (incorporated
               by reference to Exhibit 3.2 to the
               Company's Registration Statement on Form
               S-1 (No. 33-14429)) ................................    N/A

   4.1         Form of certificate representing Shares
               of Common Stock of the Company
               (incorporated by reference to Exhibit
               4.1 to the Company's Registration
               Statement on Form S-1 (No. 33-14429)) ..............    N/A

  10.1         Management Services Agreement between
               the Company and FMC (incorporated by
               reference to Exhibit 10.1 to the
               Company's Registration Statement on
               Form S-1 (No. 33-14429)) ..........................     N/A

  10.2         Amendment No. 1 to Management Services
               Agreement between the Company and
               FMC (incorporated by reference to Exhibit
               10 to the Company's Quarterly Report
               on Form 10-Q for the quarter ended
               September 30, 1987) ...............................     N/A

  10.3         Amendment No. 2 to Management Services
               Agreement between the Company and FMC
               (incorporated by reference to Exhibit
               10.3 to the Company's Form 10-K for 1990) ..........    N/A

  10.4         Tax Sharing Agreement between the
               Company and FMC dated April 1, 1994 ................    10

  10.5         Addendum to Tax Sharing Agreement
               dated April 1, 1994 between the Company
               and FMC ...........................................     16

  10.6         Bill of Sale, Purchase and Assumption
               Agreement between the Company and FMC
               (incorporated by reference to Exhibit
               10.3 to the Company's Registration
               Statement on Form S-1 (No. 33-14429)) ..............    N/A

  10.7         Joint Venture Agreement between
               Freeport Exploration Company and FMC
               Corporation (incorporated by reference
               to Exhibit 10.4 to the Company's
               Registration Statement on Form S-1
               (No. 33-14429)) ...................................     N/A

  10.8*        FMC Corporation Salaried Employees' Retirement
               Plan, as amended and restated January 1,
               1995 (incorporated by reference from
               Exhibit 10.4 to the Form 10-K filed by
               FMC on March 29, 1995) ............................     N/A

  10.9*        FMC Corporation Employees' Thrift and
               Stock Purchase Plan, as revised and
               restated as of April 1, 1991 (incorporated
               by reference from Exhibit 10.3 to the Form SE
               filed by FMC on March 27, 1992) ....................    N/A

  10.10*       Amendments to the FMC Employees' Thrift
               and Stock Purchase Plan through December
               31, 1994 (incorporated by reference from
               Exhibit 10.6 to the Form 10-K filed by
               FMC on March 29, 1995) .............................    N/A

  10.11*       FMC Salaried Employees' Equivalent
               Retirement Plan (incorporated by
               reference from Exhibit 10.4 to the
               Form SE filed by FMC on March 27, 1992) ............    N/A

  10.12*       FMC Deferred Compensation Equivalent
               Retirement and Thrift Plan (incorporated
               by reference from Exhibit 10.5 to the
               Form SE filed by FMC on March 27, 1992) ............    N/A

  10.13*       FMC Management Bonus Plan (incorporated
               by reference from Exhibit 10.6 to the
               Form SE filed by FMC on March 27, 1992) ............    N/A

  10.14*       FMC Employees' Thrift and Stock Purchase
               Trust dated April 1, 1982 (incorporated by
               reference from Exhibit 10.7 to the Form SE
               filed by FMC on March 27, 1992) ...................     N/A

  10.15*       Amendment to FMC Employees' Thrift and
               Stock Purchase Trust dated April 1, 1988
               (incorporated by reference from Exhibit
               10.8 to the Form SE filed by FMC on
               March 27, 1992) ....................................    N/A

  10.16*       FMC Master Trust Agreement between FMC and
               Bankers Trust Company (incorporated by
               reference from Exhibit 10.9 to the
               Form SE filed by FMC on March 27, 1992) ............    N/A

  10.17*       FMC Gold Company 1988 Long-Term Incentive
               Compensation Plan (incorporated by
               reference from Exhibit 10.19 to the
               Company's Form 10-K for 1989) ......................    N/A

  10.18*       Agreement and Plan of Merger among
               Meridian Minerals Company, Meridian Gold
               Company, FMC Gold Company, FMC Corporation
               and Burlington Resources, Inc. dated
               April 19, 1990 (incorporated by reference
               from Exhibit 1 to the Company's Current
               Report on Form 8 dated April 19, 1990) .............    N/A

  13           Annual Report of FMC Gold Company
               for the year ended December 31, 1994...............     18

  21           List of Significant Subsidiaries of
               the Registrant......................................    44

  23           Consent of Auditors.................................    45

  24           Powers of Attorney.................................     46

  27           Financial Data Schedule............................     52

*  Indicates a compensatory plan or arrangement.