Form 10-Q
period 1995-03-31
FMC GOLD CO
filed 1995-05-11
CIK 814429

Page 1                           UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q


                (x) Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1995

                                      or

             ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the transition period from ____ to ____

                         Commission File Number 1-9569


                               FMC Gold Company
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                        Delaware                   88-0226676
            ---------------------------       --------------------
            (State or other jurisdiction of   (I.R.S. Employer
            incorporation or organization)    Identification No.)


               5011 Meadowood Way,  Reno,  Nevada         89502
             ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)


                                (702) 827-3777
                         -----------------------------
                        Registrant's telephone number,
                              including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X                           No
               -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at March 31, 1995
- ---------------------------------------    --------------------------------
Common Stock, par value $0.01 per share                 73,484,395

Page 2                  PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

FMC Gold Company
- ----------------
Consolidated Statements of Income (Loss) (Unaudited)
- ----------------------------------------------------
(In thousands, except per share data)

                                                   THREE MONTHS
                                                  ENDED MARCH 31
                                                -------------------
                                                  1995       1994
                                                ---------  --------

   Sales                                         $ 9,138    $22,301

   Costs and expenses
      Cost of sales                                9,009     15,053
      Exploration costs                            4,008      3,005
      Selling, general and
        administrative expenses                    1,322      1,511
                                                 -------    -------
   Total costs and expenses                       14,339     19,569

   Earnings (loss) before interest and taxes      (5,201)     2,732

   Interest income                                 1,641      2,168
                                                 -------    -------

   Income (loss) before income taxes              (3,560)     4,900

   Provision for income taxes                          -        252
                                                 -------    -------

   Net income (loss)                             $(3,560)   $ 4,648
                                                 =======    =======

   Earnings (loss) per common share               $(0.05)     $0.06
                                                 =======    =======

   Number of common shares used in earnings
      per share computation                       73,484     73,484
                                                 =======    =======




See accompanying notes to consolidated financial statements.

FMC Gold Company
- ----------------
Consolidated Balance Sheets
- ---------------------------
(In thousands, except per share data)

                                                     March 31
                                                       1995       December 31
Assets                                              (Unaudited)       1994
- ------                                              -----------   -----------

Current assets:
   Loans due from FMC Corporation                     $104,000      $120,326
   Amounts due from FMC Corporation                        590             -
   Trade receivables, net                                  162         1,496
   Inventories                                           6,882         5,621
   Other current assets                                  2,111         1,558
                                                      --------      --------

      Total current assets                             113,745       129,001
                                                      --------      --------

Property, plant and equipment at cost                  314,461       298,919
   Less -- accumulated depreciation                    201,139       197,652
                                                      --------      --------

   Net property, plant and equipment                   113,322       101,267
                                                      --------      --------

Other assets                                             4,819         4,821
                                                      --------      --------

Total assets                                          $231,886      $235,089
                                                      ========      ========

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
   Outstanding checks in excess of bank balances      $  1,461      $  1,940
   Accounts payable, trade and other                    12,134        11,110
   Accrued and other liabilities                        10,056         9,025
   Amounts due to FMC Corporation                            -           594
   Income taxes payable                                  1,929         1,919
                                                      --------      --------

      Total current liabilities                         25,580        24,588
                                                      --------      --------

Other long-term liabilities                             13,744        14,379

Stockholders' equity:
   Preferred stock, $1.00 par value, authorized
    100,000 shares; none issued or outstanding               -             -
   Common stock, $0.01 par value, authorized
    150,000,000 shares; issued and outstanding
      73,484,395 shares                                    735           735
   Capital in excess of par value                       68,609        68,609
   Retained earnings                                   123,218       126,778
                                                      --------      --------

      Total stockholders' equity                       192,562       196,122
                                                      --------      --------

Total liabilities and stockholders' equity            $231,886      $235,089
                                                      ========      ========

See accompanying notes to consolidated financial statements.

Page 4

FMC Gold Company
- ----------------
Consolidated Statements of Cash Flows (Unaudited)
- ---------------------------------------------------
(Dollars in thousands)

                                                            Three Months
                                                           Ended March 31
                                                         -------------------
                                                           1995       1994
                                                         --------   --------
Cash flows from operating activities
Net income (loss)                                        $ (3,560)  $  4,648
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for depreciation and amortization              3,210      2,535

   (Increase) decrease in assets:
      Trade receivables                                     1,334        591
      Inventories                                          (1,261)    (1,046)
      Amounts due from FMC Corporation                       (590)         -
      Other current assets                                   (553)       266

   (Decrease) increase in liabilities:
      Accounts payable, trade and other                     1,024     (3,143)
      Accrued and other liabilities                         1,031      1,111
      Amounts due to FMC Corporation                         (594)    (2,183)
      Income taxes payable                                     10        251
      Other long-term liabilities                            (635)      (299)
                                                         --------   --------

Net cash provided (used) by operating activities         $   (584)  $  2,731
                                                         ========   ========

Cash flows from investing activities:
   Capital spending                                       (15,664)    (2,881)
   Disposal of property, plant and equipment, net             399        121
   (Increase) decrease in other assets                          2       (156)
                                                         --------   --------

Net cash used in investing activities                     (15,263)    (2,916)
                                                         --------   --------

Increase (decrease) in cash and cash equivalents          (15,847)      (185)
Cash and cash equivalents, beginning of period            118,386    166,784
                                                         --------   --------

Cash and cash equivalents, end of period                 $102,539   $166,599
                                                         ========   ========

Supplemental disclosure of cash flow information:
Cash and cash equivalents consists of cash less outstanding checks in excess of bank balances and loans due from FMC Corporation.

See accompanying notes to consolidated financial statements.

FMC Gold Company
- ----------------
Notes to Consolidated Financial Statements (Unaudited)
- ------------------------------------------------------

Note 1:  Financial Information
- ------------------------------

The consolidated balance sheet at March 31, 1995, and the related statements of income (loss) and cash flows for the interim periods ended March 31, 1995 and 1994 have been reviewed by the company's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results of operations for the full year.

The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1994 FMC Gold Company Annual Report, which is incorporated by reference in Form 10-K.


Note 2:  Inventories
- --------------------

Inventories included in current assets were:

                                         (In Thousands)
                                      March 31  December 31
                                        1995       1994
                                      --------  -----------

Gold and silver dore                    $  196       $  279
Leach-pad ore                            4,747        2,730
Materials and supplies                   1,939        2,612
                                        ------       ------
                                        $6,882       $5,621
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

                              FINANCIAL CONDITION
                              -------------------

Cash to meet the company's operating needs, finance capital expenditures and fund exploration activities was provided from existing cash reserves (including loans due from FMC Corporation ("FMC")). Any cash generated in excess of these requirements is loaned to FMC at varying maturities, repayable on demand. As of March 31, 1995, loans to FMC totalled $104.0 million. As of March 31, 1995, FMC's cash on hand and available credit lines were more than adequate to allow for repayment of these loans.

Known cash requirements for the remainder of 1995 are approximately $31.0 million for planned capital expenditures, $6.0 million for exploration costs and $3.7 million for dividends, based on the current dividend rate. The company expects to fund these requirements from existing cash and cash equivalents (including loans due from FMC) and cash flow from operations. The company believes any unexpected cash requirements could be funded through borrowings.

During the second quarter of 1994, the company purchased put options and entered into certain forward contracts in connection with gold production from the Beartrack property. The options were purchased for $4 million and provide the company the right to sell gold at an agreed-upon price of $400 per ounce. The options are recorded in other assets and will be amortized in accordance with production. The last option expires in 2001.

On March 31, 1994 FMC increased its ownership interest in the company to 80 percent. Due to this increased ownership percentage, the company will be included in FMC's federal tax return for tax periods beginning April 1, 1994, under a tax-sharing agreement whereby the company will pay to FMC amounts generally equal to the tax the company would have been required to pay had it filed a separate return.

                             Results of Operations
                             ---------------------

Sales in the first quarter of 1995 were $9.1 million, $13.2 million lower than last year's quarter due to lower gold production resulting from the July 1994 closing of the Royal Mountain King mill and the winding down of the Paradise Peak heap-leaching operation. Realized gold prices declined to $378 per ounce from $383 per ounce in 1994. Net loss was $3.6 million, or $(0.05) per share, compared with net income of $4.6 million, or $0.06 per share in 1994.

First quarter gold production was 24,000 ounces compared with 62,000 in the first quarter of 1994. The company's 30 percent share of production from the Jerritt Canyon mine was 22,000 ounces, down 7,000 ounces due to lower throughput and declines in grades and recoveries. Production from the Paradise Peak mine was 2,000 ounces, down 18,000 ounces, as heap-leach operations wound down and reclamation activity increased. Production from the Paradise Peak operation is expected to end in the second quarter of 1995.

Cost of sales declined to $9.0 million due mainly to the 1994 closure of the Royal Mountain King mill. Costs at Paradise Peak declined $1.1 million reflecting the decline in production.

Exploration costs in the first quarter of 1995 increased 33 percent to $4.0 million with the majority of spending focused on the El Penon, Chile and Rossi, Nevada projects. Spending also included continuing work within the vicinity of the Jerritt Canyon operation and exploration and evaluation of grassroots properties in various countries.

Administrative expenses were $0.2 million lower than the year ago period.

The company remains debt free with interest income of $1.6 million earned on cash loaned to FMC. Interest income was $0.6 million lower than in 1994 reflecting the lower loan balances.

The company has not tax benefited losses in the first quarter of 1995. The effective tax rate in first quarter 1994 was 5 percent.

Beartrack Project Update
- ------------------------

At Beartrack, an injunction against all ongoing and future forest activities, including mining, that could effect the local endangered species of salmon was issued, stayed and subsequently dissolved early in the first quarter of 1995.

Another lawsuit filed last year by the Sierra Club Legal Defense Fund is still pending. The lawsuit alleges that the biological opinion issued by the National Marine Fisheries Service on the Beartrack property fails to satisfy the requirements of the Endangered Species Act. FMC Gold believes the biological opinion was carefully considered and is fully supported by the record.

Development at Beartrack has continued uninterrupted and production is scheduled to begin during the second quarter of 1995.



El Penon Project: Northern Chile
- --------------------------------

FMC Gold Company's wholly owned Chilean subsidiary, Minera FMC Limitada, has identified significant gold and silver mineralization at the El Penon project in northern Chile. The mineralization has substantial potential to become an economic orebody based on the primary target area that has been surface drilled to date.

The primary target area remains open and several other target areas have been identified elsewhere on the El Penon property. The El Penon discovery was made by FMC Gold geologists as a result of the company's ongoing grassroots exploration program.

The El Penon project comprises 220 square miles of mining concessions and leases and is located 75 miles southeast of Antafogasta, Chile. There are 155 completed exploration holes on the property. In the primary target area, 33 holes have intercepted significant mineralization (at least 0.13 ounces per ton
(opt) gold for at least 13 feet). Drilling on a 100-foot spacing along a portion of the primary target area has identified a significant resource, with an average grade of 0.25 opt gold and 4.43 opt silver.

Thickness of the mineralization in the resource averages 50 feet to 100 feet in a steeply dipping zone with mineable widths. The resource is oxidized, contains minimal contaminants and is amenable to direct cyanidation. Ore grade mineralization beyond the preliminary inferred resource has been intercepted nearby, and additional drilling is proceeding in an attempt to link this mineralization to the resource.

FMC Gold geologists have discovered additional high grade mineralization at four separate target areas up to 2-1/2 miles from the primary target. Other surface and geophysical targets at El Penon have received only minimal attention to date.

The company expects to begin development of an underground decline into the primary target area during the second half of this year in order to confirm mineralization, acquire bulk metallurgical samples, conduct underground drilling at depth across the zone, and investigate underground mining conditions. The discoveries to date are on concessions 100% owned, or under option by Minera FMC Limitada. In addition, the company has acquired water rights which are expected to be sufficient for initial mine development and future growth.

Rossi Project: Carlin Trend, Nevada
- -----------------------------------

FMC Gold Company has discovered significant gold mineralization at the Rossi property on the northern end of the Carlin Trend in Nevada. The mineralization occurs in the Popovich geologic formation along a strike length of 2,400 feet between depths of 770 and 1,940 feet.

Since 1991, FMC Gold has drilled 96 holes at the Rossi property to an average depth of 1,580 feet. 75 of these holes have focused on the primary target area where 22 holes have resulted in 45 significant intercepts (at least 0.20 opt gold for at least 6 feet) with an average grade of 0.47 opt gold over 18 feet. The company has developed a preliminary geologic model of the mineralization based on these intercepts and inferred geologic controls. Although the geologic model indicates significant potential, additional surface drilling and underground access will be required to confirm the potential indicated by this model, extend the known mineralized zone and investigate underground mining conditions. The company continues to investigate the Rossi property with an active drilling program.

The Rossi project is comprised of approximately 11 square miles of mining claims. The company initially focused on shallow targets but began a deep drilling program in 1990 when the success of Barrick Gold and Newmont Gold's deep drilling on nearby properties became known. FMC Gold acquired 100% of the precious metals rights at the Rossi Project in 1993 from an NL Baroid affiliate.


                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



A report by KPMG Peat Marwick, the company's independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 1995 is included on page 9.

                        Independent Accountants' Report
                        -------------------------------



The Board of Directors
FMC Gold Company:

We have reviewed the accompanying consolidated balance sheet of FMC Gold and consolidated subsidiaries as of March 31, 1995, and the related consolidated statements of income and cash flows for the three - month periods ended March 31, 1995 and 1994. These consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FMC Gold Company and consolidated subsidiaries as of December 31, 1994, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 20, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



KPMG Peat Marwick LLP

Salt Lake City, Utah
April 13, 1995

Following is a summary of key operating data for the company for the three-month periods ended March 31, 1995 and 1994:



                               FMC Gold Company
                               ----------------

                          Operating Data (Unaudited)
                          --------------------------


                                           THREE MONTHS
                                          ENDED MARCH 31
                                         ----------------
                                          1995     1994
                                         -------  -------
   Tons of ore processed (thousands)
      Jerritt Canyon (FMC Gold share)       206      230
      Royal Mountain King                     -      332

   Ore grade (ounces per ton milled)
      Jerritt Canyon                      0.129    0.135
      Royal Mountain King                     -    0.055

   Mill recoveries
      Jerritt Canyon                       84.8%    88.9%
      Royal Mountain King                     -     74.6%

   Production (thousands of ounces)
      Gold
         Paradise Peak                        2       20
         Jerritt Canyon                      22       29
         Royal Mountain King                  -       13
                                         ------   ------
              Total                          24       62

      Silver                                  8       63

   Cash cost of production
     ($ per gold equivalent ounce)
         Paradise Peak                   $  152   $   68
         Jerritt Canyon                  $  228   $  236
         Royal Mountain King             $    -   $  324
              Average                    $  221   $  201


                          Part II - Other Information
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

  (a)   Exhibits

                                                                Page Number in
        Number in                                             Document Numbering
        Exhibit Table            Description                        System
        -------------            -----------                  ------------------

            15                 Letter re: unaudited                    1
                               interim financial
                               information (KPMG
                               Peat Marwick LLP)

            27                 Financial Data Schedule                 2

  (b)  Reports on Form 8-K
       -------------------

       Form 8-K dated January 20, 1995 describing the announcement that FMC Gold subsidiary filed motion to stay injunction that affects Beartrack mine.

                                     SIGNATURES
                                     ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         FMC GOLD COMPANY
                                                  ------------------------------
                                                           (Registrant)



Date: May 11, 1995                                Steven E. Baginski
      ------------                                ------------------------------
                                                  Steven E. Baginski
                                                  Vice President Finance

                                 Exhibit Index

Number in                                           Page Number in Document
Exhibit Table           Description                     Numbering System
- --------------          -----------                 -----------------------

   15                  Letter re: unaudited                    1
                       interim financial
                       information
                       (KPMG Peat Marwick LLP)

   27                  Financial Data Schedule                 2