Form 10-Q
period 1995-06-30
FMC GOLD CO
filed 1995-08-11
CIK 814429

Page 1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q


                (x) Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1995

                                      or

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

            Yes  X                   No
               -----                   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at June 30, 1995
- ---------------------------------------            ----------------------------
Common Stock, par value $0.01 per share                     73,484,395

Page 2
                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

FMC Gold Company
- ----------------
Consolidated Statements of Income (Loss) (Unaudited)
- ----------------------------------------------------
(In thousands, except per share data)

                                        Three Months      Six Months
                                       Ended June 30     Ended June 30
                                     ----------------  ----------------
                                       1995     1994    1995     1994
                                     -------  -------  -------  -------
Sales                                $ 9,704  $17,848  $18,842  $40,149

Costs and expenses
 Cost of sales                        10,979   15,641   19,988   30,694
 Exploration costs                     2,401    3,385    6,409    6,390
 Selling, general and
   administrative expenses             1,092    1,410    2,414    2,921
                                     -------  -------  -------  -------
Total costs and expenses              14,472   20,436   28,811   40,005

Earnings (loss)before interest
 and taxes                            (4,768)  (2,588)  (9,969)      144

Interest income                        1,604    2,209    3,245     4,377
                                     -------  -------  -------   -------
Income (loss) before income taxes     (3,164)    (379)  (6,724)    4,521

Provision (benefit) for income
  taxes                                 -         (54)     -         198
                                     -------  -------  -------   -------
Net income (loss)                    $(3,164) $  (325) $(6,724)  $ 4,323
                                     =======  =======  =======   =======
Earnings (loss) per common share     $ (0.04) $  -     $ (0.09)  $  0.06
                                     =======  =======  =======   =======
Number of common shares used in
 earnings per share computations      73,484   73,484   73,484    73,484
                                     =======  =======  =======   =======

See accompanying notes to consolidated financial statements.


FMC Gold Company
- ----------------
Consolidated Balance Sheets
- ---------------------------
(In thousands, except per share data)
                                                      June 30
                                                       1995      December 31
Assets                                              (Unaudited)     1994
- ------                                              -----------  -----------
Current assets:
   Loans due from FMC Corporation                     $ 88,000     $120,326
   Trade receivables, net                                1,786        1,496
   Inventories (Note 2)                                 12,255        5,621
   Other current assets                                  1,253        1,558
                                                      --------     --------

      Total current assets                             103,294      129,001
                                                      --------     --------

Property, plant and equipment at cost                  320,452      298,919
Less accumulated depreciation                          202,789      197,652
                                                      --------     --------
Net property, plant and equipment                      117,663      101,267
Other assets                                             5,047        4,821
                                                      --------     --------

Total assets                                          $226,004     $235,089
                                                      ========     ========

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
   Outstanding checks in excess of bank balances      $  1,556     $  1,940
   Accounts payable, trade and other                    11,377       11,110
   Accrued and other liabilities                         7,902        9,025
   Amounts due to FMC Corporation                        1,516          594
   Income taxes payable                                  1,891        1,919
                                                      --------     --------

      Total current liabilities                         24,242       24,588
                                                      --------     --------

Other long-term liabilities                             12,364       14,379

Stockholders' equity:
   Preferred stock, $1.00 par value, authorized
    100,000 shares; none issued or outstanding            -            -
   Common stock, $0.01 par value, authorized
    150,000,000 shares; issued and outstanding
      73,484,395 shares                                    735          735
   Capital in excess of par value                       68,609       68,609
   Retained earnings                                   120,054      126,778
                                                      --------     --------

      Total stockholders' equity                       189,398      196,122
                                                      --------     --------

Total liabilities and stockholders' equity            $226,004     $235,089
                                                      ========     ========


See accompanying notes to consolidated financial statements.

FMC Gold Company
- ----------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(Dollars in thousands)

                                                          Six Months
                                                        Ended June 30
                                                     --------------------
                                                       1995       1994
                                                     --------   --------
Cash flows from operating activities:
Net income (loss)                                    $ (6,724)  $  4,323
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Provision for depreciation and amortization          8,158      4,759

   (Increase) decrease in assets:
      Trade receivables                                  (290)     1,246
      Inventories                                      (6,634)       234
      Other current assets                                305        445

   (Decrease) increase in liabilities:
      Accounts payable, trade and other                   267     (2,063)
      Accrued and other liabilities                    (1,123)       (79)
      Amounts due to FMC Corporation                      922       (437)
      Income taxes payable                                (28)      (492)
      Other long-term liabilities                      (2,015)       (65)
                                                     --------   --------

Net cash provided (used) by operating activities     $ (7,162)  $  7,871
                                                     ========   ========


Cash flows from investing activities:
   Capital spending                                  $(25,071)  $ (8,380)
   Disposal of property, plant and equipment, net         517        124
   Increase in other assets                              (226)    (4,127)
                                                     --------   --------

Net cash used in investing activities                 (24,780)   (12,383)
                                                     --------   --------

(Decrease) in cash and cash equivalents               (31,942)    (4,512)
Cash and cash equivalents, beginning of period        118,386    166,784
                                                     --------   --------

Cash and cash equivalents, end of period             $ 86,444   $162,272
                                                     ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash and cash equivalents consist of cash less outstanding checks in excess of bank balances and loans due from FMC Corporation.


See accompanying notes to consolidated financial statements.

FMC Gold Company
- ----------------
Notes to Consolidated Financial Statements (Unaudited)
- ------------------------------------------------------

Note 1:  Financial Information
- ------------------------------

The consolidated balance sheet at June 30, 1995, and the related statements of income and cash flows for the interim periods ended June 30, 1995 and 1994 have been reviewed by the company's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the six-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results of operations for the full year.

The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1994 FMC Gold Company Annual Report, which is incorporated by reference in Form 10-K.


Note 2:  Inventories
- --------------------

Inventories included in current assets were:

                             (In Thousands)
                          June 30  December 31
                           1995       1994
                          -------  -----------

Gold and silver dore      $    60       $  279
Leach-pad ore               9,171        2,730
Materials and supplies      3,024        2,612
                          -------       ------
                          $12,255       $5,621
                          =======       ======

Gold and silver inventories are in the form of dore which is suitable for delivery to precious metal treatment facilities. These inventories are generally sold to and further processed by these facilities into forms suitable for end uses.


Note 3: Accounting Standards Adopted
- ------------------------------------

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

Note 4:  Acquisitions
- ---------------------

In June 1994, the company purchased the remaining 14 percent interest in the Beartrack joint venture from MINEX, bringing the company's ownership interest in the property to 100 percent. The Beartrack deposit, near Salmon, Idaho, contains approximately one million ounces of proven and probable gold reserves. The ore will be mined and processed as a large scale heap-leach operation over a seven year operating life, with initial production expected in August 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

                                    FINANCIAL CONDITION
                                    -------------------

Cash to meet the company's operating needs, finance capital expenditures and fund exploration activities was provided from existing cash reserves (including loans due from FMC Corporation ("FMC")). Any cash generated in excess of these requirements is loaned to FMC at varying maturities, repayable on demand. As of June 30, 1995, loans to FMC totaled $88.0 million. As of June 30, 1995, FMC's cash on hand and available credit lines were more than adequate to allow for repayment of these loans.

Known cash requirements for the remainder of 1995 are approximately $15.0 million for planned capital expenditures, $4.3 million for exploration costs and $3.7 million for dividends, based on the current dividend rate. The company expects to fund these requirements from existing cash and cash equivalents (including loans due from FMC) and cash flow from operations. The company believes any unexpected cash requirements could be funded through borrowings.

On March 31, 1994, FMC increased its ownership interest in the company to 80 percent. Due to this increased ownership percentage, the company is included in FMC's federal tax return for tax periods beginning April 1, 1994, under a tax-sharing agreement whereby the company pays to FMC amounts generally equal to the tax the company would have been required to pay had it filed a separate return.

Second Quarter of 1995 Compared with Second Quarter of 1994
- -----------------------------------------------------------

Sales in the second quarter of 1995 were $9.7 million, $8.1 million lower than last year's quarter due to a 44 percent decline in gold production. The decline in gold production resulted from the Jerritt Canyon operation becoming the company's sole producing property in the first half of 1995 due to the July 1994 closing of the Royal Mountain King mill and the winding down of the Paradise Peak heap-leaching operation. Realized gold prices rose from $381 per ounce to $387 per ounce. Net loss was $3.2 million, or $0.04 per share, compared with a net loss of $0.3 million, or less than $0.01 per share in 1994 due to the decrease in gold production.

Second quarter gold production was 24,000 ounces compared with 43,000 in the second quarter of 1994. The company's 30 percent share of production from the Jerritt Canyon mine increased to 24,000 ounces from 22,000 in the year-ago period as an 18 percent increase in mill grades more than offset lower mill throughput and recoveries. Gold production at Paradise Peak declined to less than one thousand ounces from nine thousand ounces in 1994. Reclamation activity at Paradise Peak and Royal Mountain King continued in the quarter.

Cost of sales in the second quarter declined to $11.0 million from $15.6 million in the 1994 quarter. Costs at Jerritt Canyon increased $0.3 million due to higher depletion expenses. Costs at Paradise Peak declined $1.3 million, reflecting the decline in production. Royal Mountain King mine costs declined $3.9 million due to the May 1994 cessation of mining.

Exploration costs in the second quarter of 1995 were $2.4 million and focused mainly on continuing work at the El Penon project in Chile, the Rossi, Nevada project and within the Jerritt Canyon claim block.

Administrative expenses were $0.3 million lower than the year ago period due to reduced spending levels.

The company remains debt free with interest income of $1.6 million earned on cash loaned to FMC. Interest income was $0.6 million lower than in 1994 reflecting the lower loan balance.

The company has not reflected a tax benefit for losses in the second quarter of 1995. The effective tax rate for the second quarter of 1994 was 14.2 percent.

Six Months of 1995 Compared With Six Months of 1994
- ---------------------------------------------------

Sales in the first six months of 1995 were $18.8 million compared with $40.1 million for the first six months of 1994. Net loss was $6.7 million, or $0.09 per share, versus 1994 net income of $4.3 million or $0.06 per share.

Sales were $21.3 million lower than in 1994 as the Jerritt Canyon operation became the company's sole producing property. The company's 30 percent share of production from the Jerritt Canyon mine decreased 5,000 ounces to 46,000 ounces, as lower throughput and recoveries offset a 6 percent increase in mill ore grades. Production at Paradise Peak was 27,000 ounces lower due to the winding down of the heap leach operation. There was no production from the Royal Mountain King mine in 1995, as the mill was shut down in July of 1994 due to depletion of the orebody.

Exploration spending was level with 1994. Selling, general and administrative expenses decreased $0.5 million to $2.4 million due to reduced spending levels.

The company has not tax benefited losses in the first half of 1995. The effective rate for the first half of 1994 was 4 percent.

Beartrack Project
- -----------------

On May 4, 1994, the company announced plans to develop the Beartrack property located near Salmon, Idaho. The Beartrack project encompasses approximately 30 square miles of mining claims and contains approximately one million ounces of proven and probable reserves.

During the second quarter of 1994, the company purchased put options and entered into certain forward contracts in connection with future gold production expected from the Beartrack property. The options were purchased for $4 million and provide the company the right to sell gold at an agreed-upon price of $400 per ounce. The options are recorded in other assets and will be amortized in accordance with production. The last option expires in 2001.

A lawsuit filed in 1994 by the Sierra Club Legal Defense Fund is still pending. The lawsuit alleges that the biological opinion issued by the National Marine Fisheries Service on the Beartrack property fails to satisfy the requirements of the Endangered Species Act. Motions for summary judgment have been filed by both sides during the second quarter of 1995. FMC Gold believes the biological opinion was carefully considered and is fully supported by the record.

Development at Beartrack continued uninterrupted in the second quarter and construction is substantially complete. Cyanide application began in July, with the first gold pour expected in August. The subcontractor has made claims against the prime contractor alleging overruns for work performed which exceed the original estimated costs for the project by approximately $10 million.
These claims are being disputed. The company has also incurred additional expenses resulting from delays in completion of the project. An arbitration of the subcontractor's claims is expected in the fourth quarter.

El Penon Project
- ----------------

FMC Gold Company's wholly owned subsidiary, Minera FMC Limitada, has identified significant gold and silver mineralization at the El Penon project in northern Chile. The mineralization has substantial potential to become an economic orebody based on the primary target area that has been surface drilled to date.

The primary target area remains open along strike and at depth and several other target areas have been identified elsewhere on the El Penon property. The El Penon discovery was made by FMC Gold geologists as a result of the company's ongoing grassroots exploration program.

The El Penon project comprises 220 square miles of mining concessions and leases and is located 75 miles southeast of Antafogasta, Chile. There are 188 completed exploration holes on the property. In the primary target area, 57 holes have intercepted significant mineralization (at least 0.13 ounces per ton
(OPT) gold for at least 13 feet). Drilling on 100 foot spacing along a portion of the primary target area has identified a significant resource, with an average grade of 0.24 opt gold and 3.64 opt silver.

Thickness of the mineralization in the resource averages 50 feet to 100 feet in a steeply dipping zone with mineable widths. The resource is oxidized, contains minimal contaminants, and is amenable to direct cyanidation. Ore grade mineralization beyond the preliminary inferred resource has been intercepted nearby, and additional drilling is proceeding in an attempt to link this mineralization to the resource.

FMC Gold geologists have discovered additional high grade mineralization at four separate target areas up to 2 1/2 miles from the primary target. Other surface and geophysical targets at El Penon have received only minimal attention to date.

The discoveries to date are on concessions 100% owned, or under option by Minera FMC Limitada. In addition, the company has acquired water rights which are expected to be sufficient for initial mine development and future growth.

Rossi Project
- -------------

FMC Gold Company has discovered significant gold mineralization at the Rossi property on the northern end of the Carlin Trend in Nevada. The mineralization occurs in the Popovich geologic formation along a strike length of 2,400 feet between depths of 770 and 2,160 feet.

Since 1990, FMC Gold has drilled 102 holes at the Rossi property to an average depth of 1,600 feet. 80 of these holes have focused on the primary target area where 24 holes have resulted in 47 significant intercepts (at least 0.20 opt gold for at least 6 feet) with an average grade of 0.46 opt gold over 19 feet. The company has developed a preliminary geologic model of the mineralization based on these intercepts and inferred geologic controls. Although the geologic model indicates significant potential and recent drilling has extended the previous limits of demonstrated high grade mineralization, additional surface drilling and underground access will be required to confirm the potential indicated by the model, extend the known mineralized zone, and investigate underground mining conditions. The company continues to investigate the Rossi property with an active drilling program.

The Rossi project is comprised of approximately 11 square miles of mining claims. The company initially focused on shallow targets, but began a deep drilling program in 1990 when the success of Barrick Gold and Newmont Gold's deep drilling on nearby properties became known. FMC Gold acquired 100% of the precious metals rights at the Rossi Project in 1993 from an NL Baroid affiliate.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



A report by KPMG Peat Marwick LLP, the company's independent accountants, on the financial statements included in Form 10-Q for the quarter ended June 30, 1995 is included on page 11.

Following is a summary of key operating data for the company for the three-month and six-month periods ended June 30, 1995 and 1994:

                               FMC Gold Company
                               ----------------

                          Operating Data (Unaudited)
                          --------------------------


                                            Three Months       Six Months
                                           Ended June 30     Ended June 30
                                          ----------------  ----------------
                                           1995     1994     1995     1994
                                          -------  -------  -------  -------

   Tons of ore processed (thousands)
      Jerritt Canyon (FMC Gold share)        221      233      427      463
      Royal Mountain King                      -      349        -      681

   Ore grade (ounces per ton milled)
      Jerritt Canyon                       0.123    0.104    0.127    0.120
      Royal Mountain King                      -    0.048        -    0.051

   Mill recoveries
      Jerritt Canyon                        86.8%    89.2%    85.8%    89.0%
      Royal Mountain King                      -     70.1%       -     72.5%

   Production (thousands of ounces)
      Gold
        Paradise Peak                          -        9        2       29
        Jerritt Canyon                        24       22       46       51
        Royal Mountain King                    -       12        -       25
                                          ------   ------   ------   ------
             Total                            24       43       48      105

      Silver                                   4       39       12      102

   Cash cost of production ($ per gold
     equivalent ounce)                    $  230   $  276   $  226   $  232


Page 11
                        Independent Accountants' Report
                       --------------------------------



The Board of Directors
FMC Gold Company:


We have reviewed the accompanying consolidated balance sheet of FMC Gold Company and consolidated subsidiaries as of June 30, 1995, the related consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and the related consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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



KPMG Peat Marwick LLP

Salt Lake City, Utah
July 19, 1995

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

Registrant's Annual Meeting of Stockholders was held on May 3, 1995. At the meeting, stockholders voted on (i) the election of six directors and (ii) ratification of the appointment of KPMG Peat Marwick LLP as Registrant's Independent Auditors for 1995. Voting on each such matter was as follows:

                                             Votes    Withheld/    Broker
1.    Election of Directors     Votes For   Against  Abstentions  Non-Votes
      ------------------------  ----------  -------  -----------  ---------
      L.D. Brady                72,248,539     -         311,586      -
      R.N. Burt                 72,250,094     -         310,031      -
      P.L. Davies, Jr.          72,372,124     -         188,001      -
      B.J. Kennedy              72,248,104     -         312,021      -
      E.W. Littlefield          72,373,199     -         186,926      -
      N.D. Hoang                72,247,667     -         312,458      -

2.    Ratification of Auditors  72,493,388   43,172       23,565

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(b)   Reports on Form 8-K
      -------------------


      One report was filed on Form 8-K on April 20, 1995 pertaining to FMC Gold disclosures to the media on first quarter 1995 results of operations and disclosure of mineralization discovery.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    FMC GOLD COMPANY
                                               --------------------------
                                                      (Registrant)



Date:  August 11, 1995
      -----------------------                  --------------------------
                                               Steven E. Baginski
                                               Vice President Finance and
                                               Chief Financial Officer

                                 Exhibit Index

Number in                                           Page Number in
Exhibit Table       Description                     Document Numbering System
- -------------       -----------                     -------------------------
15                  Letter re: unaudited                        1
                      interim financial
                      information
                      (KPMG Peat Marwick LLP)

27                    Financial Data Schedule                   2