Form 10-Q
period 1995-09-30
FMC GOLD CO
filed 1995-11-13
CIK 814429

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q


          (x) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1995

                                      or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ____ to ____


                         Commission File Number 1-9569


                               FMC Gold Company
                               ----------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                    88-0226676
                 --------                                    ----------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


    5011 Meadowood Way,  Reno,  Nevada                         89502
    ----------------------------------                         -----
 (Address of principal executive offices)                    (Zip Code)


                                (702) 827-3777
                                --------------
                        Registrant's telephone number,
                              including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  X        No
                                           -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                              Outstanding at
                 Class                                      September 30, 1995
---------------------------------------                     ------------------
Common Stock, par value $0.01 per share                         73,484,395

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

FMC Gold Company
----------------
Consolidated Statements of Income (Unaudited)
---------------------------------------------
(In thousands, except per share data)

                                                                       Three Months             Nine Months
                                                                    Ended September 30       Ended September 30
                                                                    -------------------     --------------------
                                                                     1995        1994         1995         1994
                                                                    -------     -------     --------     -------
Sales                                                               $14,388     $11,928     $ 33,230     $52,077
Costs and expenses
  Cost of sales                                                      13,513      13,336       33,501      44,030
  Exploration costs                                                   2,903       3,890        9,312      10,280
  Selling, general and administrative expenses                        1,644       1,845        4,058       4,766
                                                                    -------     -------     --------     -------
Total costs and expenses                                             18,060      19,071       46,871      59,076
Loss before interest and taxes                                       (3,672)     (7,143)     (13,641)     (6,999)
Interest income                                                       1,315       2,210        4,560       6,587
                                                                    -------     -------     --------     -------
Loss before income taxes                                             (2,357)     (4,933)      (9,081)       (412)
Provision (benefit) for income taxes                                 (3,811)       (173)      (3,811)         25
                                                                    -------     -------     --------     -------
Net income (loss)                                                   $ 1,454     $(4,760)    $ (5,270)    $  (437)
                                                                    =======     =======     ========     =======
Earnings (loss) per common share                                    $  0.02     $ (0.06)    $  (0.07)    $ (0.01)
                                                                    =======     =======     ========     =======

Number of common shares used in earnings per share computations      73,484      73,484       73,484      73,484
                                                                    =======     =======     ========     =======


See accompanying notes to consolidated financial statements.

FMC Gold Company
----------------
Consolidated Balance Sheets
---------------------------
(In thousands, except per share data)

                                                             September 30
                                                                 1995         December 31
Assets                                                       (Unaudited)         1994
------                                                       ------------     -----------
Current assets:
    Cash                                                       $     30        $      -
    Loans due from FMC Corporation                               82,000         120,326
    Amounts due from FMC Corporation                                117               -
    Trade receivables, net                                        1,751           1,496
    Inventories (Note 2)                                         14,684           5,621
    Other current assets                                          1,677           1,558
                                                               --------        --------
        Total current assets                                    100,259         129,001
                                                               --------        --------
Property, plant and equipment at cost                           320,727         298,919
Less accumulated depreciation                                   203,020         197,652
                                                               --------        --------
Net property, plant and equipment                               117,707         101,267
Other assets                                                      5,783           4,821
                                                               --------        --------
Total assets                                                   $223,749        $235,089
                                                               ========        ========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Outstanding checks in excess of bank balances              $      -        $  1,940
    Accounts payable, trade and other                             9,548          11,110
    Accrued and other liabilities                                10,748           9,025
    Amounts due to FMC Corporation                                    -             594
    Income taxes payable                                          1,927           1,919
                                                               --------        --------
        Total current liabilities                                22,223          24,588
                                                               --------        --------
Other long-term liabilities                                      10,674          14,379
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized
      100,000 shares; none issued or outstanding                      -               -
    Common stock, $0.01 par value, authorized 150,000,000
      shares; issued and outstanding 73,484,395 shares              735             735
    Capital in excess of par value                               68,609          68,609
    Retained earnings                                           121,508         126,778
                                                               --------        --------
        Total stockholders' equity                              190,852         196,122
                                                               --------        --------
Total liabilities and stockholders' equity                     $223,749        $235,089
                                                               ========        ========

See accompanying notes to consolidated financial statements.

FMC Gold Company
----------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(Dollars in thousands)

                                                             Nine Months
                                                          Ended September 30
                                                        ---------------------
                                                          1995         1994
                                                        --------     --------
Cash flows from operating activities:
Net loss                                                $ (5,270)    $   (437)
                                                        --------     --------
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Provision for depreciation and amortization           13,339        9,476

    (Increase) decrease in assets:
        Trade receivables                                   (255)         254
        Inventories                                       (9,063)         870
        Amounts due from FMC Corporation                    (117)      (1,390)
        Other current assets                                (119)         (96)

    (Decrease) increase in liabilities:
        Accounts payable, trade and other                 (1,562)       1,644
        Accrued and other liabilities                      1,723       (3,358)
        Amounts due to FMC Corporation                      (594)      (1,069)
        Income taxes payable                                   8         (861)
        Other long-term liabilities                       (3,705)       2,142
                                                        --------     --------
Net cash provided by (used in) operating activities     $ (5,615)    $  7,175
                                                        ========     ========
Cash flows from investing activities:
    Capital spending                                     (31,248)     (24,680)
    Disposal of property, plant and equipment, net         1,469          162
    (Increase) in other assets                              (962)      (4,102)
                                                        --------     --------
Net cash used in investing activities                    (30,741)     (28,620)
                                                        --------     --------
(Decrease) in cash and cash equivalents                  (36,356)     (21,445)
Cash and cash equivalents, beginning of period           118,386      166,784
                                                        --------     --------
Cash and cash equivalents, end of period                $ 82,030     $145,339
                                                        ========     ========


Supplemental disclosure of cash flow information:
------------------------------------------------

Cash and cash equivalents consist of cash and loans due from FMC Corporation less outstanding checks in excess of bank balances.



See accompanying notes to consolidated financial statements.

FMC Gold Company
----------------
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1:  Financial Information and Accounting Policies
------------------------------------------------------

The consolidated balance sheet of FMC Gold Company and its subsidiaries ("FMC Gold" or the "company") at September 30, 1995, and the related consolidated statements of income and of cash flows for the interim periods ended September 30, 1995 and 1994 have been reviewed by the company's independent accountants. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results of operations for the full year.

The accounting policies followed by the company are set forth herein and in Note 1 to the company's financial statements in the 1994 FMC Gold Company Annual Report, which is incorporated by reference in the company's 1994 Annual Report on Form 10-K.

Revenue recognition - accounting policy
---------------------------------------
Revenue is generally recognized upon shipment of gold or silver dore to third parties.

Note 2:  Inventories
--------------------
Inventories included in current assets were:

                               (In Thousands)
                          September 30  December 31
                              1995         1994
                          ------------  -----------
Gold and silver dore        $   366       $  279
Work in process              11,255        2,730
Materials and supplies        3,063        2,612
                            -------       ------
                            $14,684       $5,621
                            =======       ======

Gold and silver inventories are in the form of dore which is suitable for delivery to precious metal treatment facilities. These inventories are generally sold to and further processed by these facilities into forms suitable for end uses.

Note 3:  Accounting Standard To Be Adopted
------------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" will be adopted by the company effective January 1, 1996. SFAS No. 121 establishes criteria for recognizing, measuring and disclosing impairments of long-lived assets. On the basis of initial assessments, and pending the outcome of the auction process described in Note 4 below, the company does not expect the adoption of SFAS No. 121 to have a material impact on its consolidated financial position or results of operations.

Note 4:  Potential Sale of Company
----------------------------------

On September 12, 1995, the company announced that it has engaged the investment banking firm of Wood Gundy Inc., Toronto, to act as its financial advisor in connection with the possible sale of FMC Gold Company. Wood Gundy has begun soliciting offers from a selected group of parties who have expressed an interest. At this time, there can be no assurance as to whether any transaction will result from the company's work with Wood Gundy or as to the value or timing of any such transaction.

Note 5:  Acquisition
--------------------

In June 1994, the company agreed to purchase the remaining 14 percent interest in the Beartrack joint venture from MINEX for $6.0 million, payable over time, bringing the company's ownership in the property to 100 percent. The Beartrack deposit, near Salmon, Idaho, contains approximately one million ounces of proven and probable gold reserves. The property consists of a large scale heap-leach operation with an expected seven year operating life. Production at Beartrack began in July 1995.

Note 6:  Commitments and Contingent Liabilities
-----------------------------------------------
See Part II, Item 1 - "Legal Proceedings" for details regarding ongoing litigation affecting the company.

In addition, in October 1995, the Department of Taxation of the State of Nevada filed a claim against the company for Net Proceeds of Mine Tax of $1.5 million related to Paradise Peak operations. In November 1995, the company expects to enter into discussions with the State of Nevada regarding the basis for the State's claim. The company is unable to predict the outcome of any such discussions or whether it ultimately will pay any amounts to the State related to this claim.

Note 7:  Subsequent Event
-------------------------

In early October 1995, the company entered into an agreement to sell its 100 percent interest in FMC Paradise Peak Corporation to Arimetco, Inc. Terms of the sale require Arimetco to pay FMC Gold $4.0 million in the form of cash and a note receivable, and assume all current reclamation liabilities, which are estimated by the company at $5.5 million. The agreement is expected to close in November 1995 but remains subject to certain conditions, including completion of due diligence by Arimetco. Accordingly, the company can make no assurance that the transaction will be consummated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


                              FINANCIAL CONDITION
                              -------------------

Cash to meet the company's operating needs, finance capital expenditures and fund exploration activities was provided from existing cash reserves (including loans due from FMC Corporation ("FMC")). Any cash generated in excess of these requirements is loaned to FMC at varying maturities, repayable on demand. As of September 30, 1995, loans to FMC totaled $82.0 million, and FMC's cash on hand and available credit lines were more than adequate to allow for repayment of these loans.

Known cash requirements for the remainder of 1995 are approximately $7.6 million for planned capital expenditures, $1.4 million for exploration costs and $3.7 million for dividends (if declared), based on the current dividend rate. The company expects to fund these requirements from existing cash and cash equivalents (including loans due from FMC) and cash flow from operations. The company believes any unexpected cash requirements could be funded through borrowings.

Work in process inventory increased $8.5 million from December 31, 1994, representing an accumulation of mining and processing costs associated with the Beartrack mine.

On March 31, 1994, FMC increased its ownership interest in the company to 80 percent. Due to this increased ownership percentage, the company is now required to be included in FMC's federal tax return for tax periods beginning April 1, 1994. Under a tax sharing agreement, the company pays to FMC amounts generally equal to the tax the company would have been required to pay had it filed a separate return, and FMC pays to the company amounts generally equal to any tax benefits realized by virtue of the inclusion of the company in FMC's federal tax return.


Third Quarter of 1995 Compared with Third Quarter of 1994
---------------------------------------------------------

Sales in the third quarter of 1995 were $14.4 million, $2.5 million higher than last year's quarter, reflecting the start-up of the Beartrack mine. Realized gold prices declined from $386 per ounce to $384 per ounce. Net income was $1.5 million, or $0.02 per share, compared with a net loss of $4.8 million, or $0.06 per share in 1994. Net income reflects $3.8 million of income tax benefits associated with FMC's utilization of the company's net operating losses for income tax purposes. The tax benefits were made available through the company's tax sharing agreement with FMC. Before utilization of net operating loss carrybacks, the company's effective tax rate for the period was zero.

Third quarter gold production increased 34 percent to 39,000 ounces compared with 29,000 ounces in the third quarter of 1994, reflecting the start-up of the Beartrack mine. Production at Beartrack totaled 13,000 ounces for its first quarter of operation. The company's 30 percent share of production from the Jerritt Canyon mine increased to 25,000 ounces as grades improved 20 percent. Production from the Paradise Peak mine declined by 4,000 ounces to 1,000 ounces as heap leach operations concluded in September.

Cost of sales increased one percent to $13.5 million for the period, reflecting the added costs from the Beartrack mine, offset by the absence of Paradise Peak costs. Costs at the Beartrack mine were $3.8 million for the quarter. Cost of sales at the Jerritt Canyon mine was level with the prior year as lower cash costs and a $0.7 million benefit reflecting changes in management's estimate of depletion expenses offset a $1.0 million increase in other operating expenses.

Net exploration expense in the third quarter of 1995 was $2.9 million and included continuing work on the El Penon project in northern Chile, further work on the Rossi project on the Carlin Trend in Nevada, and exploration within the vicinity of the Jerritt Canyon operating property. The company capitalized approximately $0.8 million of drilling costs associated with the El Penon project, reflecting the company's optimistic outlook on the viability of the property.

Selling, general and administrative expenses were $0.2 million lower than the year ago period due to cost reduction efforts and lower allocations from FMC. Lower allocations, which are based on the company's sales as a percent of FMC's sales, reflect decreased overhead costs incurred by FMC.

The company remains debt free with interest income of $1.3 million earned on cash loaned to FMC. Interest income was $0.9 million lower than in 1994 due to lower loan balances.


Nine Months of 1995 Compared With Nine Months of 1994
-----------------------------------------------------

Sales in the first nine months of 1995 were $33.2 million compared with $52.1 million for the first nine months of 1994. Net loss was $5.3 million, or $0.07 per share, versus a 1994 net loss of $0.4 million or $0.01 per share.

Sales were $18.9 million, or 24 percent, lower than in 1994 due to decreased production at all sites, except the Beartrack mine, where production began in the third quarter of 1995. The company's 30 percent share of production from the Jerritt Canyon mine decreased 3,000 ounces to 71,000 ounces as grades, recoveries and mill throughput declined. Production at Paradise Peak was 30,000 ounces lower as residual heap leach production ended in September, 1995. The Royal Mountain King mine was shutdown in July 1994.

Net losses increased due to lower production. The average realized price of gold for the first nine months of 1995 was $383 per ounce, equal to the 1994 price. Exploration expense was $1.0 million lower than the 1994 level due to the timing of spending and the capitalization of drilling costs at the El Penon project. Cost of sales decreased by $10.5 million, or 24 percent, also reflecting the net decrease in production as well as changes in depletion estimates. Selling, general and administrative expenses decreased $0.7 million to $4.1 million due to cost reduction efforts and lower allocations from FMC. The net loss for the nine months of 1995 reflects $3.8 million of income tax benefits described above.


Potential Sale of Company
-------------------------

Refer to Note 4 to the company's consolidated September 30, 1995 financial statements for a discussion of the potential sale of FMC Gold Company.


Beartrack
---------
The company's Beartrack mine began production in July of 1995.

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

A subcontractor on the Beartrack project has made claims against the prime contractor alleging overruns for work performed which exceeded the original estimated costs for the project by approximately $8 million. These claims are being disputed by the prime contractor. An arbitration of the subcontractor's claims against the prime contractor, in which the company has agreed to participate, is expected in early 1996. Additionally, the company has made, and will make, claims against others for expenses resulting from delays in completion of the project.

The company sought and obtained from the U.S. Army Corps of Engineers (the "Corps") a permit authorizing dredging and filling of wetlands in connection with construction of the Beartrack Mine under Section 404 of the Clean Water Act. That permit was set to expire on October 11, 1994. On June 16, 1994, the company sought an extension of the permit under applicable regulations. Under those regulations, the filing of a request for extension operates to extend the permit until the agency acts upon the request for extension. As of this time, the Corps has not taken action upon the company's request.

See Part II, Item 1 - "Legal Proceedings" for details regarding ongoing litigation involving the Beartrack property.

El Penon Project
----------------

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

The El Penon project comprises 230 square miles of mining concessions and leases and is located 75 miles southeast of Antafogasta, Chile. There are 310 completed exploration holes on the property. In the primary target area, 62 holes have intercepted significant mineralization (at least .20 ounces per ton
(opt) gold for at least 13 feet). Drilling on 100 foot spacing along a portion of the primary target area has identified a significant resource, with an average grade of 0.30 opt gold and 4.99 opt silver.

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

The discoveries to date are on concessions 100% owned by, or under option to, Minera FMC Limitada. In addition, the company has acquired water rights which are expected to be sufficient for initial mine development and future growth.


Rossi Project
-------------

FMC Gold Company has discovered significant gold mineralization at the Rossi property on the northern end of the Carlin Trend in Nevada. The mineralization occurs in the Popovich geologic formation along a strike length of 2,400 feet between depths of 770 and 2,160 feet.

Since 1990, FMC Gold has drilled 102 holes at the Rossi property to an average depth of 1,600 feet. Eighty of these holes have focused on the south end of the property where holes resulted in 46 significant intercepts (at least 0.20 opt gold for at least 6 feet) with an average grade of 0.46 opt gold over 19 feet. The company has developed a preliminary geologic model of the mineralization based on these intercepts and inferred geologic controls. Although the geologic model indicates significant potential and recent drilling has extended the previous limits of demonstrated high grade mineralization, additional surface drilling and underground access will be required to confirm the potential indicated by the model, extend the known mineralized zone, and investigate underground mining conditions. The company continues to investigate the Rossi property with an active drilling program.

The Rossi project is comprised of approximately 11 square miles of mining claims. The company initially focused on shallow targets, but began a deep drilling program in 1990 when the success of other companies' deep drilling on nearby properties became known. FMC Gold acquired 100% of the precious metals rights at the Rossi Project in 1993 from an NL Baroid affiliate.

On October 23, 1995, Rayrock Yellowknife Resources Inc. ("Rayrock") announced that Dee Gold Mining Co., a Nevada general partnership wholly owned by Rayrock, had filed a condemnation action against FMC Minerals Corporation, a wholly-owned subsidiary of the company, and Baroid Drilling Fluids, Incorporated. Dee Gold Mining Co., through the condemnation power of the State of Nevada, is seeking to acquire a non-exclusive easement across and on a portion of the FMC Gold and Baroid Drilling Fluids, Inc. mining claims for the purposes of excavating "lay-backs" and use as access to the Dee Gold Mining Co. open-pit mining operations. FMC Gold believes Dee Gold Mining Company's suit is without merit and the likelihood of the Rossi project being impaired by this action is remote.


Other Contingencies
-------------------
As described in Note 6 to the company's September 30, 1995 consolidated financial statements, the company has received notice of a claim for Net Proceeds of Mine Tax.

Operating Data
--------------

Following is a summary of key operating data for the company for the three-month and nine-month periods ended September 30, 1995 and 1994:

                               FMC Gold Company
                               ----------------
                          Operating Data (Unaudited)
                          --------------------------



                                             Three Months          Nine Months
                                          Ended September 30    Ended September 30
                                         --------------------  --------------------
                                           1995       1994       1995       1994
                                         ---------  ---------  ---------  ---------

Milling operations
  Tons of ore processed (thousands)
     Jerritt Canyon (FMC Gold share)         223        201        650        664
     Royal Mountain King                       -         19          -        700

  Ore grade (ounces per ton milled)
     Jerritt Canyon (FMC Gold share)       0.132      0.110      0.128      0.116
     Royal Mountain King                       -      0.047          -      0.051

  Mill recoveries
     Jerritt Canyon                         86.4%      87.7%      86.0%      88.7%
     Royal Mountain King                       -       73.2%         -       72.6%

Heap-leach operations
  Tons of ore mined (thousands)              897        304      2,462        304

  Ore grade (ounces per ton mined)         0.037      0.043      0.034      0.043

Production (thousands of ounces)
  Gold
     Paradise Peak                             1          5          4         34
     Jerritt Canyon                           25         23         71         74
     Beartrack                                13          -         13          -
     Royal Mountain King                       -          1          -         26
                                         -------    -------    -------    -------
             Total                            39         29         88        134

     Silver                                    1         26         13        128

Cash cost of production ($ per gold
 equivalent ounce)                        $  238     $  266     $  231     $  241


                        INDEPENDENT ACCOUNTANT'S REPORT
                        -------------------------------

A report by KPMG Peat Marwick LLP, the company's independent accountants, on the financial statements included in Form 10-Q for the quarter ended September 30, 1995 is included on page 11.

                        Independent Accountant's Report
                        -------------------------------


The Board of Directors
FMC Gold Company:

We have reviewed the accompanying consolidated balance sheet of FMC Gold Company and consolidated subsidiaries as of September 30, 1995, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the company's management.

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



KPMG Peat Marwick LLP

Salt Lake City, Utah
October 16, 1995

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

During the third quarter of 1994, the Pacific Rivers Council and the Wilderness Society (collectively the "PRC"), in a lawsuit filed in Federal District Court in Idaho (Pacific Rivers Council v. Thomas), sought an injunction against all ongoing and future forest activities which may affect endangered salmon, including mining, within various national forests in Idaho including the Salmon National Forest in which the Beartrack property is located. In that lawsuit, the PRC sought to require the U.S. Forest Service to consult under the Endangered Species Act (the "Act") with the National Marine Fisheries Service ("NMFS") regarding existing land resource management plans for the subject forests and their potential impacts on endangered Snake River salmon. On January 12, 1995, the court in the PRC lawsuit entered an order enjoining, among other things, all ongoing and announced mining activities in the Idaho national forests (in which the Beartrack project is located). On January 25, 1995, the court entered an order staying until March 16, 1995, the effectiveness of the injunction in order to give the Forest Service time in which to complete consultation with NMFS on the Land and Resource Management Plans for the national forest in Idaho. On March 8, 1995, the Court entered an order dissolving the injunction in recognition of the completion of that consultation. Since the injunction was dissolved, there have been no further proceedings in the PRC litigation. The plaintiffs and government defendants report periodically to the Court regarding their efforts to narrow or resolve the plaintiffs' outstanding claims. To the best of the company's knowledge, plaintiffs and the government defendants are discussing a potential agreement which would dismiss from this litigation all projects upon which site-specific consultations have been completed. Should the parties agree to such a resolution, the Beartrack Mine should be removed from the scope of remaining litigation in this case, as a site-specific consultation was completed for the Mine in early 1994. Should such an agreement not be reached, it is possible that plaintiffs could seek other remedies against some or all current or future activities within the affected Forests, including the Beartrack Mine.

On October 12, 1994, the Sierra Club Legal Defense Fund, Inc. ("Sierra"), on behalf of certain other organizations, filed a lawsuit in Federal District Court for the Western District of Washington at Seattle against NMFS and other federal agencies for violation of the Act alleging that NMFS' biological opinion failed to satisfy the requirements of the Act. Sierra, the federal agencies and the company, as intervenor, each filed a motion for summary judgment. On November 9, 1995, the court ordered the federal agencies to reinitiate consultation under
Section 7 of the Act on the potential environmental impacts of the Beartrack Mine project on endangered salmon or the designated critical habitat for salmon. The plaintiffs did not seek, and the court did not impose, any injunction or other restriction on the operation of the Beartrack Mine pending completion of such consultation. If, upon remand, the consulting agencies were to determine that an activity associated with the Beartrack Mine would jeopardize and/or adversely modify or destroy designated critical habitat, such activities could be required to cease pending completion of consultation. Under the Act's regulations, consultation must be completed within 135 days of initiation. The company continues to believe that operation of the Beartrack Mine will not jeopardize endangered salmon or the critical habitat and that, upon completion of consultation, the Mine will be permitted to continue to operate.

See Part I, Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other legal proceedings relating to the company's Beartrack Mine and Rossi Project.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(b)  Reports on Form 8-K
     -------------------

     Form 8-K dated September 12, 1995 regarding FMC Gold Company's engagement of Wood Gundy Inc. to explore a possible sale of FMC Gold Company.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     FMC GOLD COMPANY
                                                  ----------------------
                                                       (Registrant)



Date: November 13, 1995
      -----------------                       Steven E. Baginski
                                              Chief Financial Officer
                                              Vice President Finance


                        Exhibit Index

Number in                                       Page Number in
Exhibit Table          Description         Document Numbering System
--------------   -----------------------   -------------------------
     15          Letter re:  unaudited                 1
                  interim financial
                  information
                  (KPMG Peat Marwick LLP)

     27          Financial Data Schedule               2
