Form 10-K405
period 1995-12-31
FMC GOLD CO
filed 1996-03-27
CIK 814429

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                                      OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the transition period from  to

                         COMMISSION FILE NUMBER 1-9569

                               FMC GOLD COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              88-0226676
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

   5011 MEADOWOOD WAY, RENO, NEVADA                     89502
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 827-3777

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------               -----------------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1996, was $80,765,272. The number of shares of Registrant's Common Stock, $0.01 par value, outstanding as of that date was 73,484,395.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Proxy Statement for 1996 Annual Meeting of
    Shareholders                                           Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               FMC GOLD COMPANY

                                     INDEX

                                                                            PAGE
                                                                            ----
                                    PART I
 Items 1
  and 2.  Business and Properties........................................     3
          Exploration....................................................     3
          FMC Gold Ore Reserves (Proven and Probable)....................     6
          Operations.....................................................     6
          Employees......................................................     7
          1995 Developments..............................................     7
 Item 3.  Legal Proceedings..............................................     9
 Item 4.  Submission of Matters to a Vote of Security Holders............    10

                                    PART II
 Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters...........................................    10
 Item 6.  Selected Financial Data........................................    11
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    11
 Item 8.  Financial Statements and Supplementary Data....................    14
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    31

                                   PART III
 Item 10. Directors and Executive Officers of the Registrant.............    32
 Item 11. Executive Compensation.........................................    32
 Item 12. Security Ownership of the Company..............................    32
 Item 13. Certain Relationships and Related Transactions.................    32

                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
           K.............................................................    32

                                    PART I

ITEMS 1 AND 2 BUSINESS AND PROPERTIES

  FMC Gold Company ("FMC Gold" or "the company") is a precious metals mining and exploration company, with 1995 production of 151,000 ounces of gold and 27,000 ounces of silver. FMC Gold has proven and probable reserves of 1.4 million ounces of gold and 0.1 million ounces of gold under leach at its Beartrack mine.

  FMC Gold was formed in 1987 through a combination of FMC Corporation's North American Precious Metals interests. In June 1987, FMC Gold issued 7.5 million shares to the public. In May 1990, FMC Gold issued 8.0 million shares to acquire Meridian Gold Company. FMC Corporation ("FMC") currently holds the remaining 58.8 million shares (80 percent).

  FMC Gold has two producing properties: Beartrack (100 percent ownership) near Salmon, Idaho, which began full-scale production in July 1995, and Jerritt Canyon (30 percent ownership) located near Elko, Nevada, which has been actively producing since 1981. In addition, FMC Gold pursues an active exploration program in Chile and at the Rossi project in Nevada.

EXPLORATION

  Total exploration spending in 1995 was $11.0 million. Of this amount, the company spent $6.9 million in Chile for prospect drilling and reconnaissance work, and $4.1 million in the United States, primarily at the Rossi project and in seeking extensions around the Beartrack and Jerritt Canyon properties.

 Chile

  In Chile, the company's wholly-owned subsidiary, Minera FMC Limitada ("Minera FMC") has identified significant gold and silver mineralization at the El Penon project. Early estimates based on an internal geologic model indicate a potentially economic gold and silver discovery. However, additional exploration and evaluation will be carried out to determine if an economic opportunity can be developed, and there can be no assurance that the mineralization can be developed into an economic reserve.

  The mineralized structure discovered to date is still open along strike and at depth. The exposed strike length of the El Penon structure system is approximately 2.2 miles and the structure continues under shallow cover. Geophysical evidence exists for parallel structures in unexplored areas of the project. In 1996, Minera FMC expects to spend approximately $5 million on exploration drilling and $3 million of capital on construction of a decline to investigate the major portions of the underground mineralized resource.

  The El Penon exploration property is located in an area of low, rolling hills in Region II of northern Chile, approximately 100 miles southeast of Antofagasta. Access is by a 25-mile-long gravel road that connects the property with the Pan-American Highway. The property is comprised of approximately 230 square miles of contiguous mineral concessions situated in the Atacama Desert at an elevation of 5,900 feet. The El Penon project is situated on land either owned by Minera FMC outright or leased from a private Chilean company. In each case, to protect its interest, Minera FMC has filed two layers of concessions overlying the base ownership concession. Minera FMC has entered into option contracts to purchase the concessions owned by the private Chilean company. In addition, Minera FMC has granted a net smelter royalty to the private Chilean company on production from the leased property. The royalty is on a sliding scale, depending on the price of gold, ranging from 1 percent to 3 percent. No royalty is payable on Minera FMC claimed land. Currently, the majority of the known mineralization is located on land where the mineral rights are owned by Minera FMC outright.

  The main geologic feature of interest on the property is a 2.2-mile-long, north-south trending, near vertical fault, hydrothermal vent, and vein structure that penetrated Tertiary-age volcanic intrusives, lava flows and ignimbrites. The system is exposed at the surface, and extends further under shallow cover. The adularia-sericite alteration is typical of vein- and lode-type gold deposits where gold is carried in solutions and emplaced in structurally prepared ground near and in the structure system. At least three mineralizing episodes are recognized. There is potential for other, parallel structures on the property, as indicated by geologic mapping and geophysical surveys.

  Surface evaluations began at the project in August 1993, and drilling of 13 holes commenced later that year. A second round of 24 holes began in March 1994, and led to commencement of a third program of 75 holes in September 1994, and a fourth campaign of 76 holes in June 1995. A fifth program, consisting of 122 holes, was completed in October 1995. In total, 310 holes have been drilled in five phases. During these drilling campaigns, the company spent over $7 million and considers the El Penon project as an advanced-stage exploration project.

  To date, exploration, including geochemical and geophysical surveys, geologic mapping, trenching and drilling, has identified 13 target areas exhibiting gold mineralization or geophysical anomalies. In five areas, known as Quebrada Orito, Cerro Martillo, Discovery Wash, El Valle, and Tres Tontos, significant intercepts of gold have been encountered in drilling. The company defines a significant intercept to be one where gold mineralization of .20 ounces of gold per ton over a contiguous intercept of 13 feet is encountered.

  At Quebrada Orito, the most heavily drilled of 13 specific targets defined to date, the core zone resource estimate extends over approximately 5,000 feet of strike, and is still open along strike and down dip or at depth. Minera FMC has drilled 167 individual exploration holes in this target, of which 62 holes have intercepted significant mineralization which begins at the surface and ranges to depths of approximately 825 feet below surface. Significant mineralization has been encountered over true widths of approximately 15 feet to 90 feet, a vertical extent of approximately 900 feet and a strike length of 5,000 feet. The mineralization is open in all directions. Preliminary metallurgical testing shows that the gold and silver mineralization in the Quebrada Orito deposit is well oxidized. Initial test results are over 90 percent recovery of gold and over 80 percent recovery of silver achieved under direct cyanidation with grinds of minus 100 mesh. In laboratory tests, the samples leached rapidly and cyanide consumption was moderate. Preliminary drilling in other areas shows similar characteristics to Quebrada Orito, although only a small percentage of the property has been explored.

  Minera FMC has acquired an option to purchase water within six miles of the property boundary. Under terms of the agreement, Minera FMC may purchase 150 gallons per minute from an existing well, together with surface rights. The water may be used for both exploration and development. The agreement also grants to Minera FMC the right to purchase additional approved water rights. In addition, Minera FMC has been granted approximately 536 square miles of additional area to perfect new water rights. Minera FMC believes these water rights would be able to provide sufficient supply for initial mine development and future growth.

  In addition to the exploration efforts around the El Penon project, the company conducted reconnaissance in other regions of Chile. These efforts were a continuation of activities initiated in 1994, using the El Penon discovery as a model. The work was primarily focused within the Paleocene volcanic belt between Ovalle on the south and the Bolivian/Peruvian border on the north. Exploration was of a grassroots nature utilizing published literature, available geologic mapping, known occurrences, and landsat imagery as a basis for targeting. Several areas of high interest were identified and acquired with one, Los Colores, being drill tested. Additional exploration is planned in 1996.

 Rossi

  The Rossi property is located in the northern portion of the Carlin Trend, the most prolific gold-producing district in the United States. The Rossi property was initially joint ventured by FMC Gold from NL Baroid in 1986 with disseminated shallow oxide gold mineralization the target of exploration. However, deep sulfide gold mineralization was discovered on the property in 1991 and has been the focus of the company's exploration program ever since. FMC Gold has spent more than $15 million in exploration and buying 100 percent of the project from NL Baroid, without royalties.

  The Rossi property is geographically situated between the Antelope and Boulder Creek drainages in the low rolling hills of the Sheep Creek Range, 26 miles northwest of Carlin, Nevada. Access to the property is via all-season gravel roads either through Boulder Valley or the Newmont Gold Company/Barrick Gold Company owned mining areas. The property is immediately adjacent to the currently operating Dee Gold Mine (Rayrock Yellowknife Resources, Inc.) and approximately 3.5 and 5 miles northwest of the Meikle (Barrick Gold

Company) and Post/Betze (Barrick Gold Company/Newmont Gold Company) deposits, respectively. The land position encompasses 11.5 square miles of federally owned ground, primarily secured by unpatented claims. FMC Gold controls 100 percent of the precious metal-bearing ores.

  Gold mineralization on the Rossi property is primarily hosted in the Devonian Popovich Formation, which is also the host at the Meikle, Post/Betze, Gold Quarry, Deep Star, Dee, and Bootstrap deposits. Although mineralization on the company's property is in the same formation as several other commercially viable deposits, there is no assurance at this stage that the Rossi property will develop into an economic reserve. The formation consists of limestone and limey mudstone with horizons of fossil hash which seem especially susceptible to mineralization. The Popovich also displays sedimentary features such as karsting and collapse brecciation. Mineralization and alteration consists of intense silicification, quartz veining, argillization, and decalcification. Gold is related to arsenian pyrite and silica accompanied by anomalous silver, antimony, and mercury. The spatial distribution of gold is controlled by a complex relationship between the intersection of possible wrench fault-related structures and the presence of permissive host rocks. As is the case in most of the deposits in the northern portion of the Carlin Trend, intrusive filled structures are important keys to mineralization at Rossi. Modeling of the mineralization has been accomplished by detailed surface mapping of the structure and lithologic and geochemical analysis of cuttings from many core and reverse circulation holes. A total of 103 holes have been drilled to an average depth of 1,600 feet to test the deep mineralization. The best hole, to date, intersected 64 feet of 0.94 gold ounces per ton. The deepest hole on the property encountered low grade gold mineralization in the Roberts Mountains Formation at a depth of 3,750 feet.

  Much of the deep exploration activity has been conducted in a region on the property which is located in the southern portion of the claimblock. Twenty-four holes in the target area have returned 47 intercepts, each with gold grades in excess of 0.2 ounces per ton over a minimum of 6 feet. Average gold grade in these intercepts is 0.47 ounces per ton. Within the target area, gold mineralization has been identified at depths between approximately 700 feet and more than 2,700 feet below the surface.

  There are at least five other areas of interest on the property; however, to date, most of the work in these areas has been detailed surface mapping, trenching, and surface geochemical surveys. Limited drilling indicates the presence of sulfide mineralization similar to the main target area.

  Additional exploration and evaluation will be carried out to determine if an economic opportunity can be developed, and there can be no assurance that the mineralization can be developed into an economic reserve. If developed, it is expected that development will be through underground mining methods, the cost of which could be substantial. It is possible that the company could seek to enter into a joint venture as a means of financing development costs.

 Beartrack and Jerritt Canyon

  In 1995, the company also spent $0.7 million seeking ore extensions around the Beartrack and Jerritt Canyon properties.

FMC GOLD ORE RESERVES (PROVEN AND PROBABLE)(1)

                                   DECEMBER 31, 1995       DECEMBER 31, 1994
                                ----------------------- -----------------------
                                        GRADE OUNCES(3)         GRADE OUNCES(3)
                                TONS(2) (OPT)  (CONT)   TONS(2) (OPT)  (CONT)
(IN THOUSANDS, EXCEPT GRADES)   ------- ----- --------- ------- ----- ---------
Gold
  Jerritt Canyon (30%)
   Millable....................  3,402  0.188     638    4,744  0.167     793
  Beartrack(4) Heap leach...... 22,792  0.034     784   27,572  0.035     976
                                ------  -----   -----   ------  -----   -----
    Total...................... 26,194    n/a   1,422   32,316    n/a   1,769

--------
(1) Reserve estimates for December 31, 1995 and 1994 were based on assumed prices of $400 and $375 per ounce of gold, respectively.
(2) Based on optimized mine plans, which incorporate as necessary the impacts of dilution and access for FMC Gold operations.
(3) Contained ounces exceed recoverable ounces due to metal losses experienced during the extraction process. Precious metal recoveries are dependent on process used, grade of ore and metallurgy. Estimated recoveries are as follows: Jerritt Canyon mill ore--90%; Beartrack heap-leach ore--90% of cyanide soluble gold mineralization. These estimated recoveries have not been reflected in the reserve table above.
(4) Mining at Beartrack commenced in November 1994. At December 31, 1995, the mine had approximately 4.7 million tons of ore containing nearly 113,000 ounces of gold under leach.

OPERATIONS

 Beartrack

  The Beartrack mine, located near Salmon, Idaho, began full-scale production in July 1995.

  The company began development of the project in the second quarter of 1994, investing $48 million before year end. Construction was completed in the second quarter of 1995, with the first gold poured in August 1995.

  The mine is a heap leach operation containing approximately 800,000 ounces of proven and probable gold reserves. Eighty-five percent of the mineable ore reserves are on patented land.

  In 1995, production was 49,000 ounces. The mine moved 8 million tons of material at an average ore grade of 0.034 ounces per ton. The average cash cost of production was $166 per ounce.

 Jerritt Canyon

  The Jerritt Canyon mine, located 57 miles northwest of Elko, Nevada, is 30 percent owned by FMC Gold. FMC Gold's joint-venture partner, Independence Mining Company, Inc. (IMC), is a wholly owned subsidiary of Minorco (U.S.A.) Inc., and operates the mine. Development and mining activities take place at Jerritt Canyon on various ore bodies within a 160-mile claim block. Ore is processed through one of two milling circuits--a wet mill circuit for less refractory ores, and a dry milling and ore roasting circuit for more refractory ores that contain a higher carbon content.

  In 1995, FMC Gold's 30 percent share of gold production was 98,000 ounces, unchanged from 1994, as improved ore grades offset lower throughput and recoveries. The mine moved 23 million tons of material in 1995. Mill through-put was 8,071 tons per day. The average grade of ore milled was 0.129 ounces per ton, while the average recovery was 86 percent. The average cash cost of production decreased 12 percent from 1994 to $250 per ounce, reflecting a combination of lower mining and milling costs per ton.

  At year-end 1995, FMC Gold's share of reserves was approximately 0.6 million ounces. Approximately 63 percent of the current reserve is contained in underground ore bodies, with more than 40 percent of the total in the New Deep ore body discovered in 1990.

  FMC Gold's share of exploration costs on the claim block was $0.6 million in 1995.

 Paradise Peak

  The wholly owned Paradise Peak mine, located 140 miles southeast of Reno, Nevada, discontinued operation of its mill in May 1993, and mining activity ended in August 1993. Reclamation of the mine site began in 1993. During the reclamation process, the operation was able to recover residual ounces from the low-grade heap-leach operations.

  The company's 100% interest in FMC Paradise Peak Corporation was sold to Arimetco, Inc. on November 30, 1995, for $4 million and the assumption by Arimetco, Inc. of all future reclamation liabilities. The company recorded a pre-tax gain on the transaction of $1.7 million resulting from the sale of assets and reversed $4.5 million of accrued reclamation liability through cost of sales.

  Gold production in 1995 was 4,000 ounces, roughly 10 percent of the prior year's output, as heap leach production ceased in the third quarter.

 Royal Mountain King

  The wholly owned Royal Mountain King Mine, located in Calaveras County, 40 miles east of Stockton, California, discontinued operation in July 1994.

  Decommissioning of the mill facility and reclamation of the mine site began in August 1994. The mill processing facility was sold in January 1995. The reclamation process is expected to continue for several years, with the majority of spending completed by 1998. Management believes the accrued reclamation expense of $5.2 million associated with the operation is sufficient to complete all phases of the reclamation process.

 Statistical Summary

  The table on page 8 summarizes key statistics with respect to the company's operations for the five years ended December 31, 1995.

EMPLOYEES

  FMC Gold had 203 employees as of December 31, 1995. Of this total, 188 were based in the United States, with the remaining 15 employees located in Chile.

1995 DEVELOPMENTS

  In September 1995, the company engaged the investment banking firm of CIBC Wood Gundy Securities Inc. ("Wood Gundy") to act as its financial adviser in connection with the possible sale of the company. In February 1996, the company announced that the results of the sale process to date suggested that there is greater interest in the sale of individual assets than in the purchase of the company as a whole. In addition, the recent upturn in gold prices and gold equity markets has presented an opportunity to evaluate additional options, including a possible public equity offering of all or a substantial portion of FMC's 80 percent equity interest in FMC Gold. As a result, both FMC Gold and FMC have augmented the previously announced sale process to include a range of strategic options based on gold equity market conditions and interest in individual properties of FMC Gold. J.P. Morgan & Co., Inc. has been retained to join Wood Gundy as financial advisers for this process. However, there is no assurance that any transaction will result from the ongoing strategic review effort and there is no assurance regarding the value, timing or structure of any transaction that may be consummated.

  In November 1995, the company sold its 100 percent interest in Paradise Peak Corporation to Arimetco, Inc., resulting in a gain. (See Note 2 to the company's consolidated financial statements.) Mining activity at the Paradise Peak property ceased in 1993.

                               FMC GOLD COMPANY

                              STATISTICAL SUMMARY

                                            1995   1994   1993   1992   1991
                                            -----  -----  -----  -----  -----
MILLING OPERATIONS
Tons of ore processed (thousands)
  Paradise Peak............................   --     --     587  1,727  1,558
  Jerritt Canyon (FMC Gold share)..........   884    889    936    897    865
  Royal Mountain King......................   --     700  1,334  1,405  1,368
Ore grade (ounces per ton milled)
  Paradise Peak
    Gold...................................   --     --   0.115  0.097  0.079
    Silver.................................   --     --   1.900  1.511  2.166
  Jerritt Canyon........................... 0.129  0.119  0.129  0.117  0.145
  Royal Mountain King......................   --   0.051  0.053  0.060  0.057
Recoveries
  Paradise Peak
    Gold...................................   --     --      89%    93%    92%
    Silver.................................   --     --      57%    63%    63%
  Jerritt Canyon...........................    86%    88%    89%    89%    88%
  Royal Mountain King......................   --      73%    77%    82%    78%
LEACHING OPERATIONS
Tons of ore mined (thousands)
  Paradise Peak............................   --     --   3,918  4,715  3,217
  Beartrack................................ 3,901    808    --     --     --
Ore grade (ounces per ton)
  Paradise Peak
    Gold...................................   --     --   0.026  0.028  0.029
    Silver.................................   --     --   0.331  0.278  0.316
  Beartrack--Gold..........................  .034   .036    --     --     --
Recoveries
  Paradise Peak
    Gold...................................   --     --      82%    74%    72%
    Silver.................................   --     --       8%    17%    16%
  Beartrack--Gold..........................    90%   --     --     --     --
PRODUCTION (thousands of ounces)
  Gold
    Paradise Peak..........................     4     39    158    251    182
    Jerritt Canyon (FMC Gold share)........    98     98    108     96    113
    Beartrack..............................    49    --     --     --     --
    Royal Mountain King....................   --      26     55     71     62
                                            -----  -----  -----  -----  -----
      Total................................   151    163    321    418    357
  Silver...................................    27    154    863  1,926  2,337
      Total--gold equivalent(1)............   151    166    331    441    383
CASH COST OF PRODUCTION ($ per gold
 equivalent ounce)
    Paradise Peak.......................... $ 155  $ 124  $ 117  $ 134  $ 180
    Jerritt Canyon......................... $ 250  $ 283  $ 240  $ 230  $ 219
    Royal Mountain King....................   --   $ 296  $ 336  $ 285  $ 353
    Beartrack.............................. $ 166    --     --     --     --
    Average................................ $ 221  $ 246  $ 194  $ 180  $ 220
  Full cost of production.................. $ 362  $ 363  $ 310  $ 290  $ 326

--------
(1) Silver:gold conversion ratio: 75.6:1 in 1995, 72.5:1 in 1994, 90.6:1 in
    1993, 85.5:1 in 1992, 89.1:1 in 1991.

ITEM 3 LEGAL PROCEEDINGS

  During the third quarter of 1994, the Pacific Rivers Council and the Wilderness Society (collectively the "PRC"), in a lawsuit filed in Federal District Court in Idaho (Pacific Rivers Council v. Thomas), sought an injunction against all ongoing and future forest activities including mining, which may affect endangered salmon, within various national forests in Idaho including the Salmon National Forest in which the Beartrack property is located. In that lawsuit, the PRC sought to require the U.S. Forest Service to consult under the Endangered Species Act (the "Act") with the National Marine Fisheries Service ("NMFS") regarding existing land resource management plans for the subject forests and their potential impacts on endangered Snake River salmon. The government defendants and the plaintiffs have subsequently negotiated a stipulated dismissal of most of the lawsuit. Under the terms of the stipulation, the parties dismissed from this litigation all projects which have undergone site-specific consultation. The company's Beartrack mine was identified by the government defendants as a project for which consultation has been completed. The Court issued an Order on Pending Claims on December 11, 1995 regarding the remaining specified projects (not including the Beartrack mine) which have not yet completed consultation. Under the terms of that Order, the Court has retained jurisdiction in this lawsuit for further proceedings regarding those projects. The Beartrack mine is not subject to or a part of the Court's order.

  In October 1994, the Sierra Club Legal Defense Fund, Inc. ("Sierra"), on behalf of certain other organizations, filed a lawsuit in Federal District Court for the Western District of Washington at Seattle against NMFS and other federal agencies for violation of the Act, alleging the NMFS' biological opinion failed to satisfy the requirements of the Act. Sierra, the federal agencies and the company, as intervenor, each filed a motion for summary judgment. In November 1995, the Court ordered the federal agencies to reinitiate consultation under Section 7 of the Act on the potential environmental impacts of the Beartrack mine project on endangered salmon or the designated critical habitat for salmon. The plaintiffs did not seek, and the Court did not impose, any injunction or other restriction on the operation of the Beartrack mine pending completion of such consultation. If, upon remand, the Forest Service were to determine that an activity associated with Beartrack mine operations could preclude the development of reasonable and prudent alternatives to the project pending completion of the reinitiated consultation, such activities could be required to cease pending completion of consultation. Under the Act's regulations, consultation must be completed within 135 days of the date consultation is initiated. An extension of 60 days can be imposed by the agencies. Under the relevant statutory and regulatory authorities, the results of a consultation can range from no impact on the activities under review on the one hand to modest to significant impacts on the other. In an extreme situation, a consultation could result in the cessation of activities altogether, a potential result the company believes to be remote in the case of the Beartrack mine, which has been in operation and production since mid-1995. The company believes that the ongoing operation of the Beartrack mine will not jeopardize endangered salmon or adversely modify or destroy designated critical habitat, and that upon completion of consultation, the mine will be permitted to continue operation.

  On February 16, 1996, the company settled a dispute with a subcontractor on the Beartrack project. The subcontractor made claims against the prime contractor alleging overruns for work performed which exceeded the original estimated costs for the project by approximately $8 million. These claims were disputed by the prime contractor. Arbitration of the subcontractor's claims against the prime contractor was concluded, and the company agreed to pay a settlement of $3.1 million as part of the overall arbitrated settlement. The settlement will be charged to property, plant and equipment and depreciated over the remaining life of the Beartrack property.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the three months ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of FMC Gold Company as of March 1, 1996, together with the offices in FMC Gold Company presently held by them, their business experience since January, 1991, and their ages are as follows:

                      AGE     OFFICE; YEAR OF ELECTION; AND OTHER INFORMATION
 NAMES               3/1/96                  FOR PAST 5 YEARS
 -----               ------   -----------------------------------------------
 Larry D. Brady.....   53   Chairman of the Board and Chief Executive Officer
                            of the company since November, 1991; President of
                            FMC (93); Executive Vice President of FMC (89-93);
                            Vice President-Corporate Development of FMC (88)
 Brian J. Kennedy...   52   President and Chief Operating Officer of FMC Gold
                            Company (87); Manager, Minerals Division of FMC
                            (84)
 Donald L. Beckwith.   49   Vice President-Operations (92); Vice President-
                            Development (87-92)
 Nha D. Hoang.......   53   Vice President-International (93); Director,
                            International of FMC (87-93)
 Alan L. Lowe.......   44   Vice President-Finance and Chief Financial Officer
                            (96); Director, Financial Control of FMC (93);
                            Marketing Director, Alkali Chemicals Division of
                            FMC (91)
 Jay A. Nutt........   32   Controller-Principal Accounting Officer (96);
                            Finance Manager (94); Manager of Financial
                            Analysis, Food Machinery Group of FMC (94); Senior
                            Business Analyst, Food Machinery Group of FMC (91)
 Robert L. Day......   61   Secretary and General Counsel (87); Secretary and
                            Assistant General Counsel of FMC (87)

  Each of the company's executive officers has been employed by the company and/or by FMC Corporation for the past five years. No family relationship exists between any of the above-listed officers and there are no arrangements or understandings between any of them and any other persons pursuant to which they were selected as an officer. All officers are elected to hold office for one year or until their successors are elected and qualify.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  The principal public trading market for FMC Gold common stock is the New York Stock Exchange. The quarterly high and low trading prices of FMC Gold common stock as reported on the New York Stock Exchange and cash dividends paid for years ended December 31, 1995 and 1994 are set forth in the table of Supplementary Data on page 31.

  Year-end 1995 and 1994 market prices of FMC Gold shares were $4.125 and $3.125 respectively.

  FMC Gold had 763 shareholders of record as of December 31, 1995.

ITEM 6 SELECTED FINANCIAL DATA

  The following selected financial data, as it relates to the years 1991 through 1995, has been derived from the consolidated financial statements of FMC Gold, including the consolidated balance sheets at December 31, 1995 and 1994 and the related consolidated statements of income and consolidated statements of cash flows for the three years ended December 31, 1995, and the notes thereto, appearing elsewhere herein.

                                           1995    1994    1993    1992   1991
                                          ------  ------  ------  ------ ------
                                            (IN MILLIONS, EXCEPT PER SHARE
                                                        DATA)
SUMMARY OF EARNINGS
Sales.................................... $ 57.4  $ 63.4  $118.9  $150.0 $139.4
Costs and expenses
  Cost of sales..........................   51.0    53.8    96.8   120.0  117.9
  Exploration costs......................   11.0    11.2    14.4    12.2   12.6
  Selling, general and administrative
   expenses..............................    5.2     6.5     7.0     7.6    7.5
  Write-downs and other charges..........    --      --     60.6     --     --
                                          ------  ------  ------  ------ ------
Total costs and expenses.................   67.2    71.5   178.8   139.8  138.0
Operating income (loss)..................   (9.8)   (8.1)  (59.9)   10.2    1.4
Interest income..........................    5.9     8.7     8.3     6.0    7.8
Gain on sale of assets...................    1.7     --      --      --     --
                                          ------  ------  ------  ------ ------
Income (loss) before income taxes........   (2.2)    0.6   (51.6)   16.2    9.2
Provision (benefit) for income taxes.....   (4.5)    0.4    (0.3)    1.8    2.2
                                          ------  ------  ------  ------ ------
Net income (loss)........................ $  2.3  $  0.2  $(51.3) $ 14.4 $  7.0
                                          ======  ======  ======  ====== ======
Earnings (loss) per common share......... $ 0.03  $  --   $(0.70) $ 0.20 $ 0.10
                                          ======  ======  ======  ====== ======
Number of common shares used in earnings
 per share computations (thousands)...... 73,484  73,484  73,484  73,484 73,484
                                          ======  ======  ======  ====== ======
TOTAL ASSETS AT DECEMBER 31.............. $225.2  $235.1  $238.6  $291.9 $275.2
                                          ======  ======  ======  ====== ======
TOTAL DIVIDENDS.......................... $  3.7  $  3.7  $  3.7  $  3.7 $  3.7
                                          ======  ======  ======  ====== ======

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 FINANCIAL REVIEW

 SALES AND EARNINGS

  Sales decreased to $57.4 million from $63.4 million in 1994, reflecting the winding down of residual heap leach production at Paradise Peak and the July 1994 shutdown of Royal Mountain King, offset by the start-up of the Beartrack mine in July 1995 and slightly higher precious metals prices. Gold production declined 7 percent and silver production declined 82 percent. At Jerritt Canyon, the company's 30 percent share of gold production was even with 1994 production of 98,000 ounces as higher mill ore grades offset slightly lower throughput and recoveries. At Paradise Peak, gold production declined to 4,000 ounces in 1995 due to residual heap leaching. The Royal Mountain King mine was shut down in July 1994, producing 26,000 ounces of gold prior to closing. Partly offsetting the lost production at Paradise Peak and Royal Mountain King was the start up of the Beartrack mine, where gold production reached 49,000 ounces in 1995. Silver production in 1995 continued to decline to 27,000 ounces compared with 154,000 ounces in 1994, as the Paradise Peak heap leach operation came to a close.

  The average realized price of gold increased to $389 per ounce from $384 in 1994, reflecting higher market prices and the benefit of hedging positions on gold production from Beartrack.

  On November 30, 1995, the company sold the stock of FMC Paradise Peak Corporation to Arimetco, Inc. for $4.0 million and the assumption by Arimetco of all reclamation liabilities. The company recorded a pre-tax gain on the transaction of $1.7 million and reversed $4.5 million of accrued reclamation liability through cost of sales.

  Cost of sales decreased to $51.0 million in 1995 from $53.8 million in 1994 due to lower cash mining and milling costs at Jerritt Canyon, the 1994 shutdown of Royal Mountain King and the reversal of the accrued reclamation costs at Paradise Peak. Partly offsetting these reductions was the incremental production cost at Beartrack. Average cash costs of production decreased to $221 per gold equivalent ounce from $246 in 1994, reflecting the addition of lower-cost production from Beartrack. Jerritt Canyon cash costs per gold equivalent ounce decreased to $250 from $283 due to lower mining and milling costs per ton. Beartrack cash costs per gold equivalent ounce were $166. Cash costs at Paradise Peak increased to $155 per gold equivalent ounce in 1995 from $124 in 1994 as costs were spread over significantly fewer ounces of production.

  Exploration spending of $11.0 million in 1995 was virtually unchanged from $11.2 million in 1994. Spending was primarily focused on the El Penon project in northern Chile and the Rossi project on the Carlin Trend in Nevada. Selling, general and administrative expenses decreased to $5.2 million in 1995 from $6.6 million in 1994 due to lower allocated costs from FMC, and continued cost reduction efforts. Costs allocated from FMC are determined as a percentage of the company's revenues relative to FMC consolidated revenue, multiplied by FMC corporate overhead. See Note 12 to the company's consolidated financial statements. Interest income decreased to $5.9 million in 1995 from $8.7 million in 1994 due to lower cash balances on loans to FMC as well as lower interest rates.

  Net income was $2.3 million in 1995 compared with net income of $0.2 million in 1994. The company recognized tax benefits of $4.5 million in 1995 associated the utilization of net operating loss carrybacks. The tax benefits were made available through the company's tax sharing agreement with FMC. Earnings per share were $0.03 for 1995 compared with break-even earnings per share in 1994.

 TAXES

  The company's 1995 tax provision includes a $4.5 million benefit associated with the utilization of tax benefits (operating loss carrybacks) made available through the company's tax sharing agreement with FMC. In 1994, depletion tax benefits and net operating loss carryover benefits were offset by increases to the valuation allowance to fully reserve deferred tax assets. In 1995, portions of these previously reserved deferred tax assets were recognized. The 1994 tax provision primarily reflected a prior-year adjustment to the company's foreign sales corporation tax benefits generated upon completion of the company's 1993 tax return.

 LIQUIDITY AND CAPITAL RESOURCES

  Cash to meet the company's operating needs, finance capital expenditures and fund exploration activities was provided from existing cash reserves (including loans to FMC). At December 31, 1995, cash and cash equivalents totaled $79.2 million, primarily in the form of loans to FMC, which have varying maturities and are payable on demand. As of December 31, 1995, FMC's cash on hand and available credit lines were more than adequate to allow repayment of these loans.

  Capital expenditures decreased to $36.9 million in 1995 from $56.2 million in 1994. Capital expenditures in 1995 related to Beartrack were $25.1 million versus $48.0 million in 1994. In 1995, $11.9 million of mine development and equipment additions were made at Jerritt Canyon.

  On December 31, 1995, the company paid a dividend on common stock of $0.05 per share to stockholders of record on December 7, 1995.

  Expected cash requirements for 1996 include approximately $16.0 million for planned capital expenditures, primarily associated with mine development at Jerritt Canyon and ongoing project development at Beartrack. Exploration spending for 1996 is expected to approximate $7.9 million and $3.7 million is planned for dividends based on the current dividend rate. The company expects to fund these requirements from cash flow from operations and existing cash and cash equivalents. In addition, in the event that the ongoing strategic review process results in any significant proceeds from asset sales, it is possible that a distribution of such proceeds and some portion of existing cash balances may occur.

  Should mine development at any of the company's existing properties prove beneficial, significant cash requirements may be necessary. The company believes that any unexpected cash requirements could be funded by existing cash reserves, loans due from FMC or borrowings from third parties.

 OUTLOOK

  Annual production is estimated to be approximately 200,000 ounces per year in 1996 and 1997 based upon continued operation of the Beartrack and Jerritt Canyon mines. This higher production level should further reduce cash costs per gold equivalent ounce and improve operating profitability in both years. The production from Beartrack will help offset a decline at Jerritt Canyon, where production through 1997 will primarily come from underground sources. Exploration at both the Chilean and Rossi properties has been successful in delineating mineralization.

  As discussed in Note 13 to the consolidated financial statements, management is pursuing, in consultation with FMC, an ongoing strategic review process that may result in one or more transactions involving the company, some or all of its assets, or FMC's 80 percent equity interest in the company. See "1995 Developments" under Items 1 and 2 on page 7 for additional information regarding this process.

  See Item 3 to Form 10-K on page 9 for a description of legal proceedings relating to the Beartrack mine and the company's assessment of risks related thereto.

 1994 COMPARED WITH 1993

  Sales decreased to $63.4 million from $118.9 million in 1993, reflecting the July 1994 shutdown of the mill at Royal Mountain King and heap-leach only production at Paradise Peak, offset slightly by higher precious metals prices. Gold production declined 49 percent and silver production declined 82 percent. At Paradise Peak, gold production declined to 39,000 ounces in 1994, due to the May 1993 mill shutdown and the winding down of the heap-leach operation. At Jerritt Canyon, the company's 30 percent share of gold production declined to 98,000 ounces due to lower ore grades and recoveries in both the ore-roasting process and the wet mill. The Royal Mountain King mine produced 26,000 ounces of gold in 1994, a 53 percent decrease from 1993. Silver production continued to decline in 1994, to 154,000 ounces compared with 863,000 ounces in 1993, with the winding down of the Paradise Peak heap-leach operation.

  The average realized price of gold increased to $384 per ounce from $357 in 1993. Average realized silver prices rose to $5.29 per ounce from $3.94 per ounce in 1993. The company's average precious metal prices were essentially equal to commodity market averages.

  Cost of sales decreased to $53.8 million in 1994 due to the mills shutdown at Paradise Peak and Royal Mountain King and a $4.0 million reversal of previously accrued reclamation expense. Of this amount, $2.8 million in previously accrued reclamation was reversed for Paradise Peak, and another $1.2 million was reversed for the Austin joint venture, which went out of production in 1989. The reversals were based on the latest estimates for total reclamation spending for these properties. Offsetting some of these cost reductions was an increase in Jerritt Canyon depletion expense of $4.8 million due to a deterioration of mineable tons in several open pits. Average cash costs of production increased to $246 per gold equivalent ounce from $194 in 1993, reflecting the exhaustion of low-cost mill ore at Paradise Peak. Cash costs at Paradise Peak increased to $124 per gold equivalent ounce in 1994, as costs were spread over fewer ounces produced. Royal Mountain King cash costs per ounce declined to $296 from $336 in 1993 due to lower mining costs. Jerritt Canyon cash costs per gold equivalent ounce increased to $283 per ounce from $240 in 1993 due to a 9 percent decline in production and higher mining costs per ton.

  Exploration spending declined to $11.2 million in 1994 as a result of the capitalization of $2.9 million of exploration spending at Jerritt Canyon, and slightly lower spending for grassroots programs. Selling, general and administrative expenses decreased slightly to $6.6 million in 1994, due to lower allocated costs from FMC, as well as continued cost reduction efforts. Costs allocated from FMC are determined as a percentage of the company's revenues relative to FMC consolidated revenue, multiplied by FMC Corporate overhead. See Note 12 to the company's consolidated financial statements. Interest income increased to $8.7 million in 1994 as improved interest rates on loans to FMC overcame the decrease in cash and cash equivalents that occurred in the second half of 1994 due to development spending at Beartrack.

  Net income was $0.2 million in 1994 compared with net income of $9.3 million before the impact of write-downs and other charges in 1993. After $60.6 million of write-downs and other charges the company reported a net loss of $51.3 million in 1993. Earnings per share were break-even for 1994 compared with losses per share of $0.70 in 1993.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  15
Management Report on Financial Statements.................................  16
Consolidated Financial Statements
  Consolidated Statements of Operations for the Years Ended December 31,
   1995, 1994 and 1993....................................................  17
  Consolidated Balance Sheets as of December 31, 1995 and 1994............  18
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1995, 1994 and 1993....................................................  19
  Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended December 31, 1995, 1994 and 1993.................................  20
  Notes to Consolidated Financial Statements..............................  21
Supplementary Data
  Quarterly Results and Stockmarket Data..................................  31

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders,
FMC Gold Company:

  We have audited the consolidated balance sheets of FMC Gold Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Gold Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                    KPMG Peat Marwick LLP

Salt Lake City, Utah
January 18, 1996

                   MANAGEMENT REPORT ON FINANCIAL STATEMENTS

  The consolidated financial statements and related information have been prepared by management, which is responsible for the integrity and objectivity of that information. Where appropriate, they reflect estimates based on judgments of management. The statements have been prepared in conformity with accounting principles generally accepted in the United States. Financial information included elsewhere in this annual report is consistent with that contained in the consolidated financial statements.

  FMC Gold maintains a system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition which is designed to provide reasonable assurance as to the reliability of financial records and the safeguarding of such assets. The system is maintained by the selection and training of qualified personnel, by establishing and communicating sound accounting and business policies, and by an internal auditing program which constantly evaluates the adequacy and effectiveness of such internal controls, policies and procedures.

  The Audit Committee of the Board of Directors, composed of outside directors of the company, inquires into the company's financial and accounting organization, accounting controls and the quality of financial reporting. The independent auditors and the internal auditors have free access to the Audit Committee to discuss their audits.


                                          Jay A. Nutt
                                          Principal Accounting Officer


                                          Alan L. Lowe
                                          Chief Financial Officer

Reno, Nevada
January 18, 1996

                                FMC GOLD COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEAR ENDED DECEMBER 31
                                                     --------------------------
                                                      1995     1994      1993
                                                     -------  -------  --------
Sales............................................... $57,438  $63,369  $118,927
Costs and expenses
  Cost of sales.....................................  51,043   53,821    96,822
  Exploration costs.................................  11,022   11,153    14,414
  Selling, general and administrative expenses......   5,149    6,551     7,003
  Write-downs and other charges (Note 3)............     --       --     60,600
                                                     -------  -------  --------
    Total costs and expenses........................  67,214   71,525   178,839
Operating loss......................................  (9,776)  (8,156)  (59,912)
Interest income.....................................   5,857    8,717     8,336
Gain on sale of assets..............................   1,680      --        --
                                                     -------  -------  --------
Income (loss) before income taxes...................  (2,239)     561   (51,576)
Provision (benefit) for income taxes (Note 8).......  (4,512)     410      (313)
                                                     -------  -------  --------
Net income (loss)................................... $ 2,273  $   151  $(51,263)
                                                     =======  =======  ========
Earnings (loss) per common share (Note 1)........... $  0.03  $   --   $  (0.70)
                                                     =======  =======  ========

                See notes to consolidated financial statements.

                                FMC GOLD COMPANY

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31
                                                              -----------------
                           ASSETS                               1995     1994
                           ------                             -------- --------
Current assets:
  Loans and amounts due from FMC Corporation (Notes 1 & 12).. $ 80,826 $120,326
  Trade receivables, net of allowances of $300 in 1995 and
   1994......................................................    4,859    1,496
  Inventories (Note 4).......................................   14,792    5,621
  Other current assets.......................................    4,096    1,558
                                                              -------- --------
    Total current assets.....................................  104,573  129,001
                                                              -------- --------
Property, plant and equipment, net (Note 5)..................  113,992  101,267
Other assets (Notes 1 and 11)................................    6,612    4,821
                                                              -------- --------
    Total assets............................................. $225,177 $235,089
                                                              ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Outstanding checks in excess of bank balances (Note 1)..... $  1,651 $  1,940
  Accounts payable, trade and other..........................    7,108   11,110
  Accrued and other liabilities (Note 6).....................    7,309    9,025
  Amounts due to FMC Corporation (Note 12)...................    2,275      594
  Income taxes payable (Notes 1 & 8).........................    2,270    1,919
                                                              -------- --------
    Total current liabilities................................   20,613   24,588
                                                              -------- --------
Other long-term liabilities (Note 7).........................    9,843   14,379
Commitments and contingent liabilities (Note 11)
Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 100,000
   shares; none issued or outstanding........................      --       --
  Common stock, $0.01 par value, authorized 150,000,000
   shares; issued and outstanding 73,484,395 shares..........      735      735
  Capital in excess of par value.............................   68,609   68,609
  Retained earnings..........................................  125,377  126,778
                                                              -------- --------
    Total stockholders' equity...............................  194,721  196,122
                                                              -------- --------
  Total liabilities and stockholders' equity................. $225,177 $235,089
                                                              ======== ========

                See notes to consolidated financial statements.

                                FMC GOLD COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
Cash flows from operating activities:
  Net income (loss)..............................  $  2,273  $    151  $(51,263)
                                                   --------  --------  --------
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Provision for depreciation...................    21,253    15,275    25,804
    Gain on sale of assets.......................    (1,680)      --        --
    Non-cash portion of deferred taxes (Note 8)..       --      2,527    (1,335)
    Write-downs and other charges (Note 3).......       --        --     60,600
    (Increase) decrease in assets:
      Trade receivables..........................    (3,363)    1,031     1,246
      Inventories................................    (9,171)   (1,845)    2,516
      Other current assets.......................    (2,538)     (322)     (816)
      Other assets...............................       --     (4,015)      --
    (Decrease) increase in liabilities:
      Accounts payable, trade and other..........    (4,002)    2,904       390
      Accrued and other liabilities..............    (1,716)   (2,910)    1,623
      Amounts due to FMC Corporation.............     1,681      (475)     (313)
      Income taxes payable.......................       351    (3,003)   (2,178)
      Other long-term liabilities................    (4,536)    2,063    (2,885)
                                                   --------  --------  --------
Net cash provided (used) by operating activities.    (1,448)   11,381    33,389
                                                   --------  --------  --------
Cash flows from investing activities:
  Capital spending...............................   (36,943)  (56,188)  (18,455)
  Disposal of property, plant and equipment......     4,645       251     1,431
  Increase in other assets.......................    (1,791)     (168)     (223)
                                                   --------  --------  --------
Net cash used in investing activities............   (34,089)  (56,105)  (17,247)
                                                   --------  --------  --------
Cash flows from financing activities:
  Dividends paid.................................    (3,674)   (3,674)   (3,674)
                                                   --------  --------  --------
Increase (decrease) in cash and cash equivalents.   (39,211)  (48,398)   12,468
Cash and cash equivalents, beginning of year.....   118,386   166,784   154,316
                                                   --------  --------  --------
Cash and cash equivalents, end of year...........  $ 79,175  $118,386  $166,784
                                                   ========  ========  ========

Supplemental disclosure of cash flow information:

  Cash paid and (refunds received) for income taxes during 1995, 1994 and 1993 were $(2,857), $895 and $3,180, respectively.

                See notes to consolidated financial statements.

                               FMC GOLD COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            CAPITAL IN
                                            NUMBER   COMMON EXCESS OF  RETAINED
                                           OF SHARES STOCK  PAR VALUE  EARNINGS
                                           --------- ------ ---------- --------
Balance December 31, 1992.................  73,484    $735   $68,609   $185,238
Net loss..................................                              (51,263)
Cash dividend ($0.05 per share)...........                               (3,674)
                                            ------    ----   -------   --------
Balance December 31, 1993.................  73,484     735    68,609    130,301
Net income................................                                  151
Cash dividend ($0.05 per share)...........                               (3,674)
                                            ------    ----   -------   --------
Balance December 31, 1994.................  73,484     735    68,609    126,778
Net income................................                                2,273
Cash dividend ($0.05 per share)...........                               (3,674)
                                            ------    ----   -------   --------
Balance December 31, 1995.................  73,484    $735   $68,609   $125,377
                                            ======    ====   =======   ========

                See notes to consolidated financial statements.

                               FMC GOLD COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 PRINCIPAL ACCOUNTING POLICIES

 Nature of Operations

  FMC Gold Company ("FMC Gold" or "the company") is a producer of precious metals.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Consolidation

  The consolidated financial statements include the accounts of FMC Gold Company and all majority-owned subsidiaries. The accounts of joint ventures in which the company holds an interest are consolidated on a pro rata basis. All significant intercompany accounts are eliminated in consolidation.

 Revenue Recognition

  Revenue is generally recognized upon shipment of gold and silver dore to third parties.

 Cash and Cash Equivalents

  Cash and cash equivalents consists of loans and amounts due from FMC Corporation ("FMC") less outstanding checks in excess of bank balances.

  Loans due from FMC consist of three notes, with varying maturities, due upon demand. Terms and conditions of these loans are covered by the management services agreement between the company and FMC (Note 12).

  As a result of the company's participation in FMC's centralized cash management system, the company reported a liability at December 31, 1995, 1994 and 1993 for outstanding checks in excess of bank balances due to the timing of cash transfers from FMC.

 Inventories

  Finished goods inventories are stated at the lower of the average cost or market, and include labor, materials, other production costs and depreciation. No inventory value is assigned to stockpiled ore or in-process material, except for certain stockpiled leach-pad ore where cost includes labor, materials and other production costs.

 Property, Plant and Equipment

  Property, plant and equipment, including development costs and capitalized interest associated with the construction of certain capital assets, is recorded at cost. Depreciation and amortization for financial reporting purposes is provided principally on the straight-line basis over the shorter of the estimated lives of the assets or the estimated proven and probable recoverable reserves. Some assets are depreciated on a units of production basis, with depreciation rates established according to estimated producible units at the time the assets are placed in service. Gains and losses are reflected in income upon sale or retirement of assets.

  Maintenance and repairs are charged to expense in the year incurred. Expenditures that extend the useful life of property, plant and equipment or increase its productivity are capitalized.

                               FMC GOLD COMPANY

 Mineral Exploration and Development Costs

  Mineral exploration and preliminary development costs are expensed as incurred. Development costs applicable to mineralized properties deemed capable of commercial production are capitalized and then amortized over units of production.

 Reclamation

  Reclamation and shutdown costs to be incurred when mining operations are closed are estimated and accrued over the life of the mine.

 Income Taxes

  Deferred tax liabilities and assets are recognized for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. The company is subject to a tax sharing agreement with FMC, which is further described in Note 8. The application of the tax sharing agreement does not materially affect the company's accounting for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109.

 Forward Sales and Hedging

  In order to minimize exposure to decreasing prices for portions of its gold production, the company has hedged future gold production by entering into contracts, such as fixed forward sales contracts and put options. Costs associated with the purchase of certain hedge instruments for open put options included in other assets were $3.4 million as of December 31, 1995 and $4.0 million as of December 31, 1994. These costs were deferred and are recognized in the period the revenues related to the hedged production are recorded.

 Earnings Per Common Share

  Earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents (incentive plan shares) outstanding during the year (73,484,395 shares in 1995, 1994 and 1993).

 Financial Instruments

  The fair values of financial instruments (primarily short-term deposits) approximated their carrying values at December 31, 1995, 1994 and 1993. Fair values have been determined through information obtained from both market sources and management estimates.

 Accounting Standards Not Adopted

  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" will be adopted by the company effective January 1, 1996. SFAS No. 121 establishes criteria for recognizing, measuring and disclosing impairments of long-lived assets. The company plans to adopt the new standard on January 1, 1996 but does not expect a significant impact on its consolidated financial position or results of operations at the date of adoption.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," also effective for fiscal years beginning after December 15, 1995. Upon adoption of SFAS No. 123, the company plans to continue its current accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123, and, if material, to disclose the pro forma effect of the fair value accounting method in the notes to its consolidated financial statements.

                               FMC GOLD COMPANY

NOTE 2 ACQUISITIONS AND DIVESTITURES

  On November 30, 1995, the company's 100 percent interest in Paradise Peak Corporation was sold to Arimetco, Inc. for $4 million in the form of cash and a note receivable, resulting in a $1.7 million gain on the sale of the assets and the reversal of $4.5 million of accrued reclamation liability through cost of sales.

  In June 1994, the company agreed to purchase the remaining 14 percent interest in the Beartrack joint venture from MINEX for $6.0 million, bringing the company's ownership in the property to 100 percent. The first installment of $1.5 million was made to Minex in June, 1994. Another $1.5 million payment was made in June 1995, with the balance owed to Minex to be paid in $1.0 million installments in 1996 and 1997, and $0.5 million installments in 1998 and 1999.

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

NOTE 3 WRITE-DOWNS AND OTHER CHARGES

  In December 1993, the company recorded a special charge of $60.6 million, or $0.82 per share. This charge included a write-down of $51.0 million for the Beartrack development property and related investments. The Beartrack property was acquired for stock in 1990. Gold prices did not increase as projected and, therefore, the book value of the property was written down to reflect the lower prices. As a result of improved prices and project economics, the company decided in May 1994 to invest $57 million to develop the project.

  Also included in the December, 1993 special charge was $4.6 million associated with the write-down of fixed assets at the Royal Mountain King mine, which completed production in mid-1994. A charge of $5.0 million was also recorded at Paradise Peak for additional mine closure costs in 1994 and beyond. The Paradise Peak mill shut down in May, 1993.

NOTE 4 INVENTORIES

  Inventories (at cost) consist of the following:

                                                                   DECEMBER 31
                                                                  --------------
                                                                   1995    1994
                                                                  ------- ------
                                                                  (IN THOUSANDS)
      Gold and silver............................................ $   638 $  279
      Leach-pad ore..............................................  11,368  2,730
      Materials and supplies.....................................   2,786  2,612
                                                                  ------- ------
          Total.................................................. $14,792 $5,621
                                                                  ======= ======

  Gold and silver inventories are in the form of dore, which is suitable for delivery to precious metal treatment facilities. These inventories are generally sold to and further processed by these facilities into forms suitable for end uses.

  Heap leach pad ore increased to $11.4 million at December 31, 1995, from $2.7 million at December 31, 1994. The increase represents the cost of loading ore on the heap leach pads at the Beartrack mine, and includes labor, materials and other production costs. Mining at the Beartrack operation commenced in August 1994, and at December 31, 1995 there were approximately
4.7 million tons of ore under leach containing approximately 113,000 ounces of gold.

                               FMC GOLD COMPANY

NOTE 5 PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following:

                                                                DECEMBER 31
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
                                                              (IN THOUSANDS)
      Land and land improvements............................ $  2,689  $  9,484
      Buildings.............................................    2,341     5,037
      Machinery and equipment...............................   84,416   153,295
      Construction in progress..............................   73,516    47,685
      Development costs.....................................   63,187    72,832
      Capitalized interest..................................      --     10,586
                                                             --------  --------
          Total cost........................................  226,149   298,919
      Accumulated depreciation.............................. (112,157) (197,652)
                                                             --------  --------
      Net property, plant and equipment..................... $113,992  $101,267
                                                             ========  ========

NOTE 6 ACCRUED AND OTHER LIABILITIES

  Accrued and other liabilities comprise the following:

                                                                   DECEMBER 31
                                                                  -------------
                                                                   1995   1994
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
      Shutdown and reclamation accrual (Notes 1 and 7)........... $1,256 $3,537
      Notes payable (Note 2).....................................  1,000  1,500
      Accrued bonus and payroll..................................    979    838
      Other......................................................  4,074  3,150
                                                                  ------ ------
          Total.................................................. $7,309 $9,025
                                                                  ====== ======

NOTE 7 OTHER LONG-TERM LIABILITIES

  Other long-term liabilities comprise the following:

                                                                  DECEMBER 31
                                                                 --------------
                                                                  1995   1994
                                                                 ------ -------
                                                                 (IN THOUSANDS)
      Shutdown and reclamation accrual (Notes 1 and 6).......... $7,843 $11,372
      Notes payable (Note 2)....................................  2,000   3,000
      Other.....................................................    --        7
                                                                 ------ -------
          Total................................................. $9,843 $14,379
                                                                 ====== =======

  Shutdown and reclamation accruals represent estimated costs of earthwork such as detoxification and recontouring, revegetation, and stabilization. Also included are heap-leach encapsulation and facility decommissioning costs.

  In determining the estimated costs, the company considers such factors as changes in laws and regulations, the likelihood of additional permits being required, requirements under existing operating permits, and estimated operating costs. Such analyses are performed on an ongoing basis.

                               FMC GOLD COMPANY

  At December 31, 1995, accrued reclamation costs, including those identified in Note 6--Accrued and Other Liabilities, associated with Royal Mountain King were $5.2 million, Beartrack $0.7 million, Austin $0.3 million, and Jerritt Canyon $2.9 million. Reclamation spending at each of these facilities is expected to continue in 1996 and beyond.

NOTE 8 INCOME TAXES

  On March 31, 1994, FMC increased its ownership interest in the company to 80 percent. Thereafter, the company agreed to be included in FMC's consolidated federal income tax return. Under a tax-sharing agreement, the company pays to FMC amounts generally equal to the tax the company would have been required to pay had it filed a separate return, and FMC pays to the company amounts generally equal to any tax benefits the company would have realized through carryover on a separate return basis.

  For state tax purposes, the company generally continues to be included in FMC's combined returns. The tax-sharing agreement for periods beginning after April 1, 1994 provides that the company will be liable for the incremental impact the company has on FMC's state tax liability in states where FMC files combined returns. In addition, in the states where the company files separate state tax returns, the company is responsible for the tax due thereunder.

  The company's management believes that all determinations under the agreements have been made in a manner that is fair and reasonable in the circumstances.

  The provision (benefit) for income taxes is presented below. The 1995 benefit of $4.5 million resulted from tax benefits realized under the tax sharing agreement with FMC.

                                                     YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1995     1994     1993
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
   Current:
     Federal........................................ $   --   $(2,117) $   782
     State..........................................     --       --       240
                                                     -------  -------  -------
   Total current....................................     --    (2,117)   1,022
   Deferred.........................................  (4,512)   2,527   (1,335)
                                                     -------  -------  -------
   Total provision (benefit)........................ $(4,512) $   410  $  (313)
                                                     =======  =======  =======

                               FMC GOLD COMPANY

  Significant components of the company's deferred tax assets and liabilities are as follows:

                                                               DECEMBER 31
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                             (IN THOUSANDS)
Alternative minimum tax ("AMT") carryforwards.............. $  9,522  $ 12,536
Reclamation reserves.......................................    1,734     5,206
Capitalized exploration costs..............................    3,034     4,857
Property, plant and equipment..............................      394     3,297
Other reserves.............................................    2,150     2,332
Loss carryforwards.........................................   11,854     1,749
Accrued pension and other postretirement benefits..........      823       715
Other......................................................      382       429
                                                            --------  --------
Deferred tax assets........................................   29,893    31,121
Valuation allowance........................................  (29,103)  (30,810)
                                                            --------  --------
Deferred tax assets, net of allowance...................... $    790  $    311
                                                            ========  ========
Capitalized development costs.............................. $   (546) $    --
Other......................................................     (244)     (311)
                                                            --------  --------
Deferred tax liabilities................................... $   (790) $   (311)
                                                            ========  ========
Net deferred tax assets.................................... $    --   $    --
                                                            ========  ========

  The valuation allowance for deferred tax assets as of December 31, 1995 was $29.1 million. The net decrease in the allowance during 1995 of $1.7 million includes an increase in the allowance against benefits to be realized through loss carryforwards more than offset by the realization of benefits through loss carrybacks pursuant to the tax sharing agreement.

  At December 31, 1995, the company has an AMT credit carryover of $12.8 million. Generally, this credit can be carried forward to offset regular tax to the extent it exceeds the AMT in a carryover year. During 1995, FMC Gold reduced its deferred asset for AMT by $3.3 million as a result of loss carrybacks allowed pursuant to the tax sharing agreement with FMC.

  The effective income tax provision (benefit) differs from that computed by applying the applicable federal statutory rate of 35 percent for 1995 and 1994 and 34 percent for 1993 to income before taxes for the following reasons:

                                                     YEAR ENDED DECEMBER 31
                                                    --------------------------
                                                     1995     1994      1993
                                                    -------  -------  --------
                                                         (IN THOUSANDS)
Expected tax provision (benefit)................... $  (784) $   197  $(17,536)
Foreign sales corporation income not subject to US
 tax...............................................    (844)    (769)   (2,714)
Percentage depletion...............................  (1,716)  (1,217)   (3,674)
Foreign corporation worthless stock deduction......  (1,324)     --        --
Net operating loss carryover.......................     --    (1,796)      --
Change in valuation reserve........................  (1,707)   3,580    22,632
Loss from foreign subsidiaries not benefited.......   1,844      398       787
State income taxes, less federal income tax
 benefit...........................................     --       --        158
Other..............................................      19       17        34
                                                    -------  -------  --------
Actual tax provision (benefit)..................... $(4,512) $   410  $   (313)
                                                    =======  =======  ========

                               FMC GOLD COMPANY

NOTE 9 EXPORT SALES AND SALES TO MAJOR CUSTOMERS

  U.S. export sales to unaffiliated customers by destination of sale are as follows:

                                                         YEAR ENDED DECEMBER 31
                                                        ------------------------
                                                         1995    1994     1993
                                                        ------- ------- --------
                                                             (IN THOUSANDS)
      Canada........................................... $ 1,109 $25,240 $ 20,063
      Western Europe...................................  55,643  37,555   98,404
                                                        ------- ------- --------
          Total........................................ $56,752 $62,795 $118,467
                                                        ======= ======= ========

  The company's products may be purchased and refined by several Canadian, European and domestic refiners. Sales to two refiners in 1995, three refiners in 1994, and four refiners in 1993 each represented 10 percent or more of consolidated sales. Specifically, sales to these companies amounted to $55.8 million in 1995, $62.8 million in 1994 and $118.5 million in 1993. The company believes that because there are several alternative refiners, each capable of refining the company's products, no adverse effect will result should any of the current refiners discontinue buying the company's products.

NOTE 10 EMPLOYEE PLANS

  All company employees are covered by FMC's defined contribution postretirement health care and life insurance benefit program. The cost of these benefits is included in the allocation of overhead from FMC (Note 12). Employees, other than hourly employees at the Royal Mountain King operating mine, are included in FMC's employee thrift plan and funded retirement plan. Charges for these benefits were $0.2 million, $0.5 million and $1.1 million in 1995, 1994 and 1993, respectively, and are included in the costs paid under the management services agreement as discussed in Note 12. Hourly employees at Royal Mountain King participated in a separate thrift and stock purchase plan which is qualified under Section 401(k) of the Internal Revenue Code. Charges against income for contributions made to this plan were negligible in 1995, 1994 and 1993 and are included in the costs paid under the management services agreement discussed in Note 12. As of December 1995, there are 203 employees under this plan. The company has no pension obligations other than the payment of charges from FMC under the management services agreement.

  In 1989, the stockholders approved the FMC Gold Company 1988 Long-Term Incentive Compensation Plan, which authorized the Board of Directors of the company (the Board) to grant awards, payable in the form of cash and non-qualified stock options, to key employees of the company if certain specified performance objectives were met over a four-year period ended December 31, 1991. The Board established as a base performance objective the discovery of a certain quantity of profitable gold reserves. The stock options granted in 1988 bear an exercise price ranging from $9.625 to $11.25, the fair market value at the date of grant, and expire May 6, 1998. During 1992, additional options for 223,000 shares of common stock were granted at an exercise price of $4.25 and with an expiration date of April 2007.

NOTE 11 COMMITMENTS AND CONTINGENT LIABILITIES

  During the second quarter of 1994, the company purchased put options and entered into certain forward contracts in connection with gold production from the Beartrack property. The forward contracts were for 23,800 ounces of gold, deliverable between April 1995 and April 1996. The options were originally purchased for $4 million and provide the company the right to sell gold at an agreed-upon price. At December 31, 1995, the carrying value of the remaining options (at cost) was $3.4 million. The market values of the options as of December 31, 1995 and 1994 were approximately $2.8 million and $1.1 million, respectively. The cost of the options was recognized concurrently with the revenues related to the hedged production.

                               FMC GOLD COMPANY

  At December 31, 1995 the company held forward contracts for 10,500 ounces of gold. Contracts for 3,000 ounces expire January 31, 1996 with the remaining contracts for 7,500 ounces expiring April 30, 1996. The options are recorded in other assets and will be amortized in accordance with utilization. The options carry a strike price of $400 per ounce. The value of these options varies with changes in market prices of the commodity and management continually evaluates the desirability of exercise in relation to current market prices. The options expire according to the following schedule:

      OPTIONS                                                        EXPIRATION
     (OUNCES)                                                           DATE
     --------                                                        ----------
       43,000.......................................................  12/27/96
       33,000.......................................................  12/27/97
       33,000.......................................................  12/27/98
       32,000.......................................................  12/27/99
       32,000.......................................................  12/27/00
       27,000.......................................................  12/27/01

  The company's mining operations and exploration activities are subject to various federal, state and local laws, and regulation governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. The company's policy is to conduct its business in a manner that safeguards public health and the environment. The company believes that its operations are in compliance with all applicable laws and regulations, and has no reason to believe that compliance problems exist at operations in which it holds a joint-venture interest. To comply with these federal, state and local laws, the company has made, and in the future will be required to make, capital and operating expenditures on environmental projects. However, the company currently has no environmental projects that will require substantial and extraordinary expenditures. Expenditures for environmental projects were not substantial in 1995, nor are they expected to be substantial in 1996.

  The company leases office and warehouse space in Reno and Denver and various types of equipment (primarily mobile mining equipment at the Beartrack mine). Total rent expense under all leases amounted to $1.1 million, $0.5 million and $0.6 million for 1995, 1994 and 1993 respectively. Minimum future rentals under noncancellable leases aggregated approximately $9.8 million as of December 31, 1995, and are estimated to be payable $1.9 million in 1996, $1.8 million in 1997, $1.5 million in 1998, $1.5 million in 1999, $1.5 million in 2000, and $1.7 million beyond.

  As discussed in Note 13, the company has hired financial advisers in connection with the possible sale of the company. Due to the possibility of a sale, selected employees were informed of severance benefits that would become available in the event of a change in control of the company, resulting in the loss of employment. Because it is unclear whether a sale will take place or how such a transaction may be structured, the company has not accrued severance benefits. Should a transaction be agreed upon, resulting in the company incurring severance costs, management estimates the cost of such benefits could be as much as $2.0 million, primarily covering employees based in Reno, Denver, and Chile.

  The company has certain other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of the company.

NOTE 12 RELATED PARTY TRANSACTIONS

  At December 31, 1995, 80 percent of the outstanding common stock of the company was held by FMC.

  Certain agreements exist between the company and FMC concerning income taxes (Note 8) and management services.

                               FMC GOLD COMPANY

  Under the management services agreement, the company will be charged at FMC's direct and indirect cost, including allocated overhead, for certain general, administrative and other services provided by FMC. Overhead allocations of $1.0 million, $1.6 million and $2.6 million in 1995, 1994 and 1993, respectively, are based generally on the level of company sales to aggregate FMC sales. The company's management believes that all determinations with respect to direct and indirect costs, including allocated overhead, have been made in a reasonable and consistent manner.

  In addition, the agreement states that either the company or FMC may borrow up to $50 million from the other on a short-term basis. Borrowings exceeding $50 million are made upon the review and approval of the lending company. All such borrowings are payable on a demand basis and bear interest at a floating rate equal to FMC's current weighted average rate on its borrowings under its credit facilities, or its investing rate, for the relevant period. The company's management believes that any demand by FMC Gold for repayment of FMC's borrowings under the management services agreement is legally enforceable. During 1995, FMC decreased its total borrowings from the company by $39.5 million, ending the year with a balance of $80.8 million (consisting of three notes with varying maturities), and paid $5.7 million in interest at an average rate of 6.2 percent. During the year, the highest outstanding balance owed was $120.3 million. The company believes it has received an equal or better yield on its loans to FMC than it could have received from comparable investments and plans to continue this cash management arrangement in the future. The company is an unsecured creditor of FMC, and as such it receives the same treatment as any other FMC unsecured creditor. In the opinion of management, FMC's cash on hand and available credit lines at year-end were more than adequate to allow repayment of these loans.

  The following schedule summarizes the activity of indebtedness to and from FMC in 1995, 1994 and 1993.

                                                         LOAN DUE   AMOUNTS DUE
                                                         FROM FMC  FROM (TO) FMC
                                                         --------  -------------
                                                             (IN THOUSANDS)
Balance December 31, 1992............................... $154,826    $ (1,382)
Increase in amounts loaned..............................   94,500
Interest charges........................................                8,297
Payments made by FMC for FMC Gold.......................              (11,543)
Charges from FMC for services and materials.............               (5,492)
Payments made by FMC Gold...............................               16,816
Payments received by FMC Gold...........................  (82,000)     (7,765)
Balance December 31, 1993...............................  167,326      (1,069)
Increase in amounts loaned..............................   50,000
Interest charges........................................                8,677
Payments made by FMC for FMC Gold.......................              (11,888)
Charges from FMC for services and materials.............               (4,468)
Payments made by FMC Gold...............................               16,793
Payments received by FMC Gold...........................  (97,000)     (8,639)
Balance December 31, 1994...............................  120,326        (594)
Increase in amounts loaned..............................   51,500
Interest charges........................................                5,737
Payments made by FMC for FMC Gold.......................              (18,480)
Charges from FMC for services and materials.............               (1,808)
Payments made by FMC Gold...............................               19,040
Payments received by FMC Gold...........................  (91,000)     (6,170)
                                                         --------    --------
Balance December 31, 1995............................... $ 80,826    $ (2,275)
                                                         ========    ========

                               FMC GOLD COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
  FMC is obligated under a $75 million issue of exchangeable senior subordinated debentures in Europe. The debentures bear interest at 6 3/4 percent and are exchangeable at $15 1/8 per share, subject to change as defined in the offering circular, into FMC Gold Company common stock currently held by FMC. If exchanged at $15 1/8, non-FMC ownership of the company would increase to 28 percent and FMC's ownership would be reduced to 72 percent.

  The company purchases liquid sodium cyanide from the Alkali Chemicals Division of FMC. Such purchases amounted to $1.0 million, $1.9 million and $2.0 million in 1995, 1994 and 1993, respectively. Contracts are in effect to purchase sodium cyanide through 1996 for approximately $1.2 million. The purchases from FMC were transacted on terms no less favorable to the company than those which the company believes could have been obtained from an unaffiliated third party.

  FMC, as controlling stockholder, will be able to control all decisions with respect to the use of cash generated by the company, including dividend policy. Any determination as to the use of cash generated by the company may be affected by factors related to FMC's cash requirements, which may differ from those of other stockholders of the company and may conflict with the use that the company would otherwise make of its cash, such as for new exploration or the funding of development activity. No such conflict is presently anticipated.

  FMC has engaged in hedging transactions with respect to its portion of production of precious metals. FMC may engage in such transactions in the future for its own account as a means of offsetting the decline in the company's income that could result if gold prices should decrease.

NOTE 13 SUBSEQUENT EVENTS (UNAUDITED)

  In September 1995, the company engaged the investment banking firm of CIBC Wood Gundy Securities Inc. ("Wood Gundy") to act as its financial adviser in connection with the possible sale of the company. On February 9, 1996, the company announced that it had determined that it will augment its previously-announced sale process to include a range of options based on current gold equity market conditions and interest in individual properties. The company is retaining J. P. Morgan & Co., Inc. to join Wood Gundy as financial advisers for this process. At this time, there can be no assurance as to whether any transaction will result from the company's work with Wood Gundy and J. P. Morgan & Co., Inc. or as to the value, timing or structure of any such transaction. Management's decisions with respect to the value or structure of a potential sale could have a material impact on the valuation of the company and its assets.

  On February 16, 1996 the company settled a dispute with a subcontractor on the Beartrack project. The subcontractor made claims against the prime contractor alleging overruns for work performed which exceeded the original estimated costs for the project by approximately $8 million. These claims were disputed by the prime contractor. Arbitration of the subcontractor's claims against the prime contractor was concluded in February 1996, and the company agreed to pay a settlement of $3.1 million as part of the overall arbitrated settlement. The settlement will be charged to property, plant and equipment and depreciated over the remaining life of the Beartrack property.

                               SUPPLEMENTARY DATA

                                FMC GOLD COMPANY
                    QUARTERLY RESULTS AND STOCK MARKET DATA

                                     1995                           1994
                          ------------------------------ -----------------------------
                           1ST     2ND     3RD     4TH    1ST    2ND     3RD     4TH
                           QTR.    QTR.    QTR.    QTR.   QTR.   QTR.    QTR.    QTR.
                          ------  ------  ------  ------ ------ ------  ------  ------
Sales...................  $  9.1  $  9.7  $ 14.4  $ 24.2 $ 22.3 $ 17.8  $ 12.0  $ 11.3
Gross profit............  $ (3.9) $ (3.7) $ (2.0) $  5.0 $  7.2 $  2.2  $ (1.4) $  1.5
Operating income (loss).  $ (5.2) $ (4.8) $ (3.6) $  3.9 $  2.7 $ (2.6) $ (7.1) $ (1.2)
Gain on sale of assets..     --      --      --      1.7    --     --      --      --
Interest income & taxes.     1.6     1.7     5.1     2.0    1.9    2.3     2.4     1.8
                          ------  ------  ------  ------ ------ ------  ------  ------
Net income (loss) (1)...  $ (3.6) $ (3.1) $  1.5  $  7.6 $  4.6 $ (0.3) $ (4.7) $  0.6
Earnings (loss) per
 common share (1).......  $ (.05) $ (.04) $  .02  $  .10 $  .06 $  .00  $ (.06) $  .01
Dividends per common
 share..................                          $ 0.05                        $ 0.05
Common stock prices:
  High..................  $4 3/8  $4 1/2  $5 5/8  $5 1/8 $7 1/8 $6 7/8  $5 3/8  $4 7/8
  Low...................  $2 3/4  $3 1/2  $3 3/4  $3 3/4 $5 1/4 $5 1/8  $4 7/8  $3

--------
(1) Quarterly earnings per common share and net income (loss) may differ from the full-year amounts due to rounding.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable for the two-year period ended December 31, 1995.

                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item with respect to directors is incorporated by reference to page 2 of FMC Gold's Proxy Statement dated March 26, 1996. Executive Officers of the Registrant are identified under Item 4 on page 10 of this Form 10-K.

ITEM 11 EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to page 6 of FMC Gold's Proxy Statement dated March 26, 1996. The information related to Board Compensation is identified separately therein and is not incorporated herein.

ITEM 12 SECURITY OWNERSHIP OF THE COMPANY

  The information required by this item is incorporated by reference to page 3 of FMC Gold's Proxy Statement dated March 26, 1996.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item is incorporated by reference to page 4 of FMC Gold's Proxy Statement dated March 26, 1996.

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1 and 2. Financial Statements and Reports

            See Index to Financial Statements and Supplementary Data on page
            14.

            Schedules not included in this 10-K have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

      3. Exhibits: See attached Index to Exhibits, page 34.

  (b) Reports on Form 8-K

   No reports on Form 8-K have been filed during the three months ended December 31, 1995.

  (c) Exhibits

   See Index to Exhibits, page 34.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FMC Gold Company
                                     (Registrant)

                                    Brian J. Kennedy
                                    President

                                              /s/  Brian J. Kennedy
                                    By: ______________________________________
                                                   Brian J. Kennedy

Date: March 26, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

              Larry D. Brady*               Chairman of the Board, Chief Executive
___________________________________________  Officer and Director
              Larry D. Brady

               Alan L. Lowe*                Vice President--Finance, Principal
___________________________________________  Financial Officer
               Alan L. Lowe

              Robert N. Burt*               Director
___________________________________________
              Robert N. Burt

           Paul L. Davies, Jr.*             Director
___________________________________________
            Paul L. Davies, Jr.

               Nha D. Hoang*                Director
___________________________________________
               Nha D. Hoang

             Brian J. Kennedy*              Director
___________________________________________
             Brian J. Kennedy

          Edmund W. Littlefield*            Director
___________________________________________
           Edmund W. Littlefield

            /s/ Jay A. Nutt                 Controller--Principal Accounting Officer
___________________________________________
                Jay A. Nutt


        /s/  Alan L. Lowe
*By ______________________________   March 26, 1996
             Alan L. Lowe

                               INDEX TO EXHIBITS
                         FILED WITH OR INCORPORATED BY
                            REFERENCE INTO FORM 10-K
                              OF FMC GOLD COMPANY
                        FOR YEAR ENDED DECEMBER 31, 1995

  EXHIBIT
    NO.                          EXHIBIT DESCRIPTION
  -------                        -------------------
  3.1      Certificate of Incorporation of the Company, as amended (in-
           corporated by reference to Exhibit 3.1 of the Company's Regis-
           tration Statement on Form S-1 (No. 33-14429))
  3.2      By-Laws of the Company (incorporated by reference to Exhibit
           3.2 to the Company's Registration Statement on Form S-l (No.
           33-14429))
 10.1      Management Services Agreement between the Company and FMC (in-
           corporated by reference to Exhibit 10.1 to the Company's Reg-
           istration Statement on Form S-1 (No. 33-14429))
 10.2      Amendment No. 1 to Management Services Agreement between the
           Company and FMC
 10.3      Amendment No. 2 to Management Services Agreement between the
           Company and FMC
 10.4      Tax Sharing Agreement between the Company and FMC dated April
           1, 1994 (incorporated by reference to Exhibit 10.4 to the
           Company's Annual Report on Form 10-K for the year ended Decem-
           ber 31, 1994)
 10.5      Addendum to Tax Sharing Agreement dated April 1, 1994 between the Company and FMC (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1994)
 10.6      Bill of Sale, Purchase and Assumption Agreement between the
           Company and FMC (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-
           14429))
 10.7      Joint Venture Agreement between Freeport Exploration Company and FMC Corporation (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 33-
           14429))
 10.8*     FMC Corporation Salaried Employees' Retirement Plan, as
           amended and restated January 1, 1995 (incorporated by refer-
           ence from Exhibit 10.4 to the Form 10-K filed by FMC on March
           29, 1995)
 10.9*     FMC Corporation Employees' Thrift and Stock Purchase Plan, as
           revised and restated as of April 1, 1991 (incorporated by ref-
           erence from Exhibit 10.3 to the Form SE filed by FMC on March
           27, 1992)
 10.10*    Amendments to the FMC Employees' Thrift and Stock Purchase
           Plan through December 31, 1994 (incorporated by reference from
           Exhibit 10.6 to the Form 10-K filed by FMC on March 29, 1995)
 10.11*    FMC Salaried Employees' Equivalent Retirement Plan (incorpo-
           rated by reference from Exhibit 10.4 to the Form SE filed by
           FMC on March 27, 1992)
 10.12*    FMC Deferred Compensation Equivalent Retirement and Thrift
           Plan (incorporated by reference from Exhibit 10.5 to the Form
           SE filed by FMC on March 27, 1992)
 10.13*    FMC Management Bonus Plan (incorporated by reference from Ex-
           hibit 10.6 to the Form SE filed by FMC on March 27, 1992)
 10.14*    FMC Employees' Thrift and Stock Purchase Trust dated April
           1,1982 (incorporated by reference from Exhibit 10.7 to the
           Form SE filed by FMC on March 27, 1992)
 10.15*    Amendment to FMC Employees' Thrift and Stock Purchase Trust
           dated April 1, 1988 (incorporated by reference from Exhibit
           10.8 to the Form SE filed by FMC on March 27, 1992)

  EXHIBIT
    NO.                         EXHIBIT DESCRIPTION
  -------                       -------------------
 10.16*    FMC Master Trust Agreement between FMC and Bankers Trust Com-
           pany (incorporated by reference from Exhibit 10.9 to the Form
           SE filed by FMC on March 27, 1992)
 10.17*    FMC Gold Company 1988 Long-Term Incentive Compensation Plan
           (incorporated by reference from Exhibit 4.3 to the Company's
           Registration Statement on Form S-8 (No. 33-65327))
 21        List of Significant Subsidiaries of the Registrant
 23        Consent of Independent Auditors
 24        Powers of Attorney
 27        Financial Data Schedule

--------
*  Indicates a compensatory plan or arrangement.