Form 10-Q
period 1996-03-31
FMC GOLD CO
filed 1996-04-29
CIK 814429

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1996
                                      or
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the transition period from-------- to---------

                         Commission File Number 1-2376

                                FMC Corporation
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                      94-0479804
             ----------------------------------------------------
             (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)

              200 East Randolph Drive, Chicago, Illinois    60601
             -----------------------------------------------------

                                (312) 861-6000
                     ------------------------------------
                        (Registrant's telephone number,
                             including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X      No
                        -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at March 31, 1996
- ----------------------------------------  --------------------------------------

Common Stock, par value $0.10 per share                 37,228,971

     PAGE 2
             PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------
FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Income (Unaudited)
- ---------------------------------------------
(In millions, except per share data)

                                                    Three Months
                                                   Ended March 31
                                                 ------------------
                                                   1996      1995
                                                 --------  --------
Revenue:
 Sales                                           $1,112.1  $1,015.5
 Other revenue                                       32.2      14.5
                                                 --------  --------

 Total revenue                                    1,144.3   1,030.0
                                                 --------  --------

Costs and expenses:
 Cost of sales                                      812.6     741.7
 Selling, general and
  administrative expenses                           164.2     142.2
 Research and development                            43.8      38.3
                                                 --------  --------

 Total costs and expenses                         1,020.6     922.2
                                                 --------  --------


Income from operations                              123.7     107.8

Minority interests                                   23.3      16.6
Interest expense (net)                               22.6      16.3
                                                 --------  --------

Income before income taxes                           77.8      74.9
Provision for income taxes                           22.6      22.5
                                                 --------  --------

Net income                                       $   55.2  $   52.4
                                                 ========  ========

Average number of shares                             38.0      37.5
                                                 ========  ========

Earnings per common share                        $   1.45  $   1.40
                                                 ========  ========

See accompanying notes to consolidated financial statements.


FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Balance Sheets
- ---------------------------
(In millions, except per share data)               March 31
                                                     1996      December 31
                                                  (Unaudited)     1995
Assets:                                           -----------  -----------
Current assets:
   Cash and cash equivalents                        $  107.6     $   70.9
   Trade receivables, net of allowance
    for doubtful accounts of $7.5 and
    $11.6 in 1996 and 1995, respectively               827.2        837.8
   Inventories                                         700.4        615.0
   Other current assets                                234.9        182.6
   Deferred income taxes                                88.5         98.5
                                                    --------     --------
 Total current assets                                1,958.6      1,804.8

Investments                                             98.0         99.1

Property, plant and equipment at cost                4,211.9      4,171.2
   Less -- accumulated depreciation                  2,356.1      2,341.6
                                                    --------     --------
   Net property, plant and equipment                 1,855.8      1,829.6
Goodwill and intangible assets                         335.8        345.6
Other assets                                           157.4        150.9
Deferred income taxes                                   73.4         71.1
                                                    --------     --------
Total assets                                        $4,479.0     $4,301.1
                                                    ========     ========

Liabilities and Stockholders' Equity
Current liabilities:
   Short-term debt                                  $  650.9     $  420.8
   Accounts payable, trade and other                   779.0        848.5
   Accrued and other current liabilities               398.7        419.4
   Current portion of long-term debt                    16.2         29.8
   Current portion of accrued pension
    and other postretirement benefits                   36.5         36.4
   Income taxes payable                                 43.3         37.8
                                                    --------     --------
 Total current liabilities                           1,924.6      1,792.7

Long-term debt, less current portion                   959.0        974.4
Accrued pension and other postretirement
 benefits, less current portion                        284.6        284.6
Reserve for discontinued operations                    164.9        168.3
Other liabilities                                      262.7        270.3
Minority interests in consolidated companies           177.5        157.4
Stockholders' equity:
   Preferred stock, no par value, authorized
     5,000,000 shares; no shares issued in
     1996 or 1995                                          -            -
   Common stock, $0.10 par value, authorized
     60,000,000 shares; issued 37,228,971
     shares in 1996 and 37,024,187 shares
     in 1995                                             3.7          3.7
   Capital in excess of par value
    of capital stock                                   109.1         99.7
   Retained earnings                                   651.3        596.1
   Foreign currency translation adjustment             (49.2)       (36.9)
   Treasury stock, common, at cost;
     300,447 shares in 1996 and 1995                    (9.2)        (9.2)
                                                    --------     --------
  Total stockholders' equity                           705.7        653.4
                                                    --------     --------
Total liabilities and stockholders' equity          $4,479.0     $4,301.1
                                                    ========     ========

See accompanying notes to consolidated financial statements.


FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(In millions)

                                                   Three Months
                                                  Ended March 31
                                                 ----------------
                                                  1996      1995
                                                 ------    ------
Reconciliation from net income to cash
 (required) by operating activities:
Net income                                       $ 55.2    $ 52.4

Adjustments for non-cash components of
  net income:
   Depreciation and amortization                   65.0      58.6
   Deferred income taxes                            7.3      12.2
   Minority interests                              23.3      16.6
   Other                                            4.3         -
(Increase) decrease in assets:
   Trade receivables                               10.6     (52.8)
   Inventories                                    (85.4)    (51.5)
   Other current assets and other assets          (52.9)    (52.6)
(Decrease) increase in liabilities:
   Accounts payable, accrued and other
    current liabilities and other liabilities     (94.0)    (34.8)
   Income taxes payable                             5.5       2.9
   Restructuring reserve                           (3.8)    (13.1)
   Accrued pension and other
    postretirement benefits, net                   (0.9)     (2.9)
                                                 ------    ------

Cash (required) by operating activities          $(65.8)   $(65.0)
                                                 ======    ======

See accompanying notes to consolidated financial statements.


FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(In millions)

                                                 Three Months
                                                Ended March 31
                                              ------------------
                                                1996      1995
                                              --------   -------
Cash (required) by operating activities       $ (65.8)   $(65.0)

Cash (required) by discontinued operations       (2.9)     (2.0)

Cash provided (required) by investing
 activities:
  Capital spending                             (123.3)    (93.1)
  Disposal of property, plant and
   equipment                                     23.0       2.6
  Decrease in investments                         4.4      13.3
                                              -------    ------
                                                (95.9)    (77.2)
                                              -------    ------
Cash provided (required) by financing
 activities:
  Net proceeds from issuance of
   commercial paper                             104.1         -
  Increase in other short-term debt             121.1     100.0
  Proceeds from issuance of
   long-term debt                                   -       3.7
  Repayment of long-term debt                   (29.0)     (0.1)
  Net borrowings under credit facilities            -      89.0
  Distributions to limited partner               (3.3)     (3.3)
  Issuance of capital stock, net                  9.4       1.3
                                              -------    ------
                                                202.3     190.6
                                              -------    ------

Effect of exchange rate changes on cash
 and cash equivalents                            (1.0)      1.2
                                              -------    ------

Increase in cash and cash equivalents            36.7      47.6

Cash and cash equivalents, beginning
 of year                                         70.9      98.4
                                              -------    ------

Cash and cash equivalents, end
 of period                                    $ 107.6    $146.0
                                              =======    ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest, net of amounts capitalized, was $23.2 million and $18.8 million, and cash paid for income taxes, net of refunds, was $0.7 million and $3.4 million for the three-month periods ended March 31, 1996 and 1995, respectively.


See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
- ------------------------------------------------------

Note 1:  Financial Information
- ------------------------------

The consolidated balance sheet as of March 31, 1996, and the related consolidated statements of income and cash flows for the interim periods ended March 31, 1996 and 1995 have been reviewed by FMC's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

Certain prior period balances have been reclassified to conform with the current period's presentation.

The accounting policies are set forth in Note 1 to the company's 1995 financial statements which are incorporated by reference in the company's 1995 Annual Report on Form 10-K.

Note 2:  Debt
- -------------

The company has $500 million in committed credit facilities consisting of a $250 million, 364-day non-amortizing revolving credit agreement due in December 1996 and a $250 million, five-year non-amortizing revolving credit agreement due in December 1999. As of March 31, 1996, the company had advances under the five-year revolving credit agreement of $100 million.

In November 1995, the company commenced a short-term commercial paper program supported by the committed facilities. Committed credit available under the revolving credit facilities provides management with the ability to refinance a portion of its debt on a long-term basis and, as it is management's intent to do so, $150 million of the total $384 million in outstanding commercial paper has been classified as long-term debt at March 31, 1996.

Short-term debt at March 31, 1996 includes $310 million of advances under uncommitted U.S. credit facilities, $16 million under the 364-day non-amortizing revolving credit agreement, and $234 million of commercial paper. The remaining amounts of short-term debt represent borrowings by FMC's foreign subsidiaries.

Note 3:  Accounting Standards Adopted
- -------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" was adopted by the company effective January 1, 1996. SFAS No. 121 establishes criteria for recognizing, measuring and disclosing impairments of long-lived assets. The adoption of SFAS No. 121 did not have a material impact on the company's consolidated financial position or results of operations.

The company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. Upon adoption of SFAS No. 123, the company has continued its current accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123, and, if material, will disclose the pro forma effect of the fair value accounting method under SFAS No. 123 in the notes to its December 31, 1996 consolidated financial statements.

Note 4:  Business Combinations
- ------------------------------

In June 1995, FMC acquired all of the common shares of Moorco International Inc. ("Moorco") for $28 per share, or approximately $350 million (including acquisition costs and debt assumed). Moorco is the leading worldwide manufacturer of meters for the petroleum industry and a leading manufacturer of valves for the process and power generation industries. The acquisition was financed with the company's existing cash and borrowings from short-term credit facilities.

In conjunction with the acquisition of Moorco, goodwill and other intangible assets of $218.4 million were recorded (which will be amortized over 15 to 40 years), and $15.5 million of acquired in-process research and development was charged to research and development expense in the third quarter of 1995.

The following unaudited pro forma information is intended to show the results of FMC's operations as if the acquisition of Moorco had occurred on January 1, 1995, after giving effect to certain adjustments, including the increased amortization of goodwill and other intangible assets, decreased depreciation, cost savings from certain synergies created under the combined operations, additional interest expense on incremental acquisition indebtedness, and the related income tax effects of these adjustments:

                                 Three months ended March 31, 1995
                                 ---------------------------------

                               (in millions, except per share data)
                                            (unaudited)

    Sales                                     $1,064.0
    Net income                                $   51.6
    Earnings per common share                 $   1.38

The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisition actually been consummated on January 1, 1995, and are not intended to be a projection of future results.

The company also completed other smaller acquisitions during 1995. The purchase prices for Moorco and the other acquisitions were satisfied from cash flow from operations and short-term and long-term financing. Other than Moorco, the company's acquisitions did not have a material pro forma effect on the company's consolidated results of operations.

Results of operations of the acquired companies have been included in the company's consolidated statements of income from the respective dates of acquisition.

Joint venture. In July 1995, FMC completed a joint venture agreement involving the sale of 20 percent of its soda ash business, FMC Wyoming Corporation, to Sumitomo Corporation and Nippon Sheet Glass Company, Ltd. The company's results subsequent to the date of the joint venture reflect the minority interest attributable to the joint venture partners.

Pending acquisition. On March 11, 1996, FMC signed a letter of intent for the purchase of Frigoscandia Equipment Holding AB by FMC. Frigoscandia Equipment, headquartered in Helsingborg, Sweden, is the global leader in equipment for industrial in-line freezing and has a strong market position in other types of food processing equipment, such as fryers, ovens and portioners. Contract negotiations are continuing.

Note 5:  Sale of Automotive Service Equipment Division
- ------------------------------------------------------

Effective March 31, 1996, FMC sold its Automotive Service Equipment Division to Snap-on Incorporated. The business was comprised of under-car service products sold under the FMC and John Bean brand names. The gain on the sale, net of 1996 operating losses, resulted in an immaterial pre-tax gain for the quarter ended March 31, 1996.

Note 6:  Environmental
- ----------------------

FMC is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials. The most significant environmental liabilities of the company primarily consist of obligations relating to the remediation and/or study of sites at which the company is alleged to have disposed of hazardous substances. In particular, the company is subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances and on current and previous owners and operators of a facility for the clean up of the hazardous substances released from the facility into the environment. In addition, the company is subject to liabilities under the corrective action provisions of the Resource Conservation and Recovery Act ("RCRA") and analogous state laws that require owners and operators of facilities that treat, store or dispose of hazardous waste to clean up releases of hazardous waste constituents into the environment associated with past or present practices.

At March 31, 1996, reserves were provided for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Reserves of $296 million and $302 million, before recoveries, have been provided at March 31, 1996 and December 31, 1995, respectively, of which $127 million and $132 million are included in the reserve for discontinued operations at March 31, 1996 and December 31, 1995, respectively. The company's total environmental reserves include approximately $266 million and $270 million for remediation activities and $30 million and $32 million for remedial investigation/feasibility study costs at March 31, 1996 and December 31, 1995, respectively. In addition, the company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $150 million at March 31, 1996.

Although potential environmental remediation expenditures in excess of the current reserves and estimated loss contingencies could be significant, the impact on the company's future financial results is not subject to reasonable estimation due to numerous uncertainties concerning the nature and scope of contamination at many sites, identification of remediation alternatives under constantly changing requirements, selection of new and diverse clean-up technologies to meet compliance standards, the timing of potential expenditures, and the allocation of costs among Potentially Responsible Parties ("PRPs") as well as other third parties.

The liability arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a material adverse effect on the company's liquidity or financial condition and may be satisfied over the next 20 years or longer.

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs, and for a determination of coverage against its comprehensive general liability insurance carriers.

Approximately $135 million of recoveries ($56 million as other assets and $79 million as an offset to the reserve for discontinued operations) and approximately $140 million of recoveries ($56 million as other assets and $84 million as an offset to the reserve for discontinued operations), have been recorded as probable realization on claims against insurance companies and other third parties at March 31, 1996 and December 31, 1995, respectively. The substantial majority of recorded assets related to recoveries from third parties are associated with existing contractual arrangements with U.S. government agencies.

Note 7:  Potential Sale of FMC Gold Company
- -------------------------------------------

In September 1995, FMC Gold Company, an 80 percent owned subsidiary of FMC, engaged the investment banking firm of CIBC Wood Gundy Securities Inc. ("Wood Gundy") to act as its financial adviser in connection with the possible sale of FMC Gold Company. On February 9, 1996, FMC Gold announced that it would augment its previously announced sale process to include a range of options based on current gold equity market conditions and interest in individual properties.
FMC Gold Company has retained J.P. Morgan & Co., Inc. to join Wood Gundy as financial advisers for this process. At this time, there can be no assurance as to whether any transaction will result from FMC Gold Company's work with Wood Gundy and J.P. Morgan & Co., Inc. or as to the value, timing or structure of any such transaction. Decisions by FMC Gold Company's management with respect to the value or structure of a potential sale could have a material impact on the valuation of FMC Gold Company and its assets.

Note 8:  Commitments and Contingencies
- --------------------------------------
There have been no significant changes to FMC Gold Company's Beartrack proceedings from the information reported in the company's December 31, 1995 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

                       LIQUIDITY AND FINANCIAL CONDITION
                       ---------------------------------

Total cash and cash equivalents at March 31, 1996 and December 31, 1995 were $107.6 million and $146.0 million, respectively. As of March 31, 1996, the company had total borrowings of $1.6 billion, up from $1.4 billion at December 31, 1995. The increase in debt resulted primarily from capital expenditures and working capital requirements. Advances under uncommitted facilities of $310 million at March 31, 1996, up from $201 million at December 31, 1995, as well as increases in commercial paper borrowings of $104 million (net of discount), represented the primary sources of the additional borrowings. The company has $500 million in committed credit facilities consisting of a $250 million, 364-day non-amortizing revolving credit agreement due in December 1996 and a $250 million, five-year non-amortizing revolving credit agreement due in December 1999. As of March 31, 1996, the company had advances under the long-term revolving credit agreement of $100 million and commercial paper borrowings, supported by committed credit facilities, of $384 million.

Capital and acquisition spending of $123 million for the three months ended March 31, 1996 increased $30 million versus the first three months of 1995. The increase is primarily driven by spending in the company's chemical businesses, largely for the expansion of the Green River soda ash facility, a plant to manufacture a new family of herbicides, and the development of a new lithium resource in Argentina.

Expected cash requirements for the remainder of 1996 include approximately $325 million to $375 million for planned capital expenditures, excluding potential acquisitions, and net after-tax interest payments of approximately $40 million based on current debt levels and interest rates. Cash to meet these requirements will be provided primarily by the company's operations and, if necessary, by existing cash balances and available short- or long-term credit facilities. As discussed in Note 2, the company commenced a short-term commercial paper program in the fourth quarter of 1995 to further expand its short-term financing options.

In 1995, the company filed a universal shelf registration under which $500 million of debt and/or equity securities may be publicly offered. At March 31, 1996, no securities had been offered under this shelf registration.

The company's ratios of earnings to fixed charges were 4.1x and 4.5x for the three months ended March 31, 1996 and 1995, respectively. The decrease in the three-month ratio from 1995 to 1996 primarily reflects higher interest charges resulting from the increased borrowings.

The aggregate restructuring reserve remaining at March 31, 1996 totaled $14.4 million, which management believes will be sufficient to complete the remaining activities contemplated in the restructuring programs to reduce costs and improve operating efficiencies.

                             RESULTS OF OPERATIONS
                             ---------------------

               First quarter 1996 compared to first quarter 1995
               -------------------------------------------------

                       Industry Segment Data (Unaudited)
                       ---------------------------------
                                 (In millions)

                                            Three Months Ended
                                                 March 31
                                            -------------------
                                              1996       1995
                                            --------   --------
Sales
- -----

   Performance Chemicals                    $  304.1   $  284.9
   Industrial Chemicals                        241.9      228.4
   Machinery and Equipment                     322.9      264.1
   Defense Systems                             233.1      235.3
   Precious Metals                              17.8        9.0
   Eliminations                                 (7.7)      (6.2)
                                            --------   --------
                                            $1,112.1   $1,015.5
                                            ========   ========

Income before taxes
- -------------------

   Performance Chemicals                    $   38.9   $   42.5
   Industrial Chemicals (1)                     38.4       39.8
   Machinery and Equipment                      13.5        8.2
   Defense Systems (1)                          36.9       28.3
   Precious Metals (1)                          (2.2)      (4.5)
                                            --------   --------
   Operating profit                            125.5      114.3

   Corporate                                   (23.5)     (21.7)
   Net interest expense                        (22.6)     (16.3)
   Other income and (expense), net              (1.6)      (1.4)
                                            --------   --------
                                            $   77.8   $   74.9
                                            ========   ========


FMC has modified its presentation of segment results, effective first quarter 1996, to better align presentation with management's evaluation of segment performance. Accordingly, business segment results are presented net of minority interest, reflecting only FMC's share of earnings. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including certain immaterial amounts previously allocated to business segments. Segment results for 1995 have been reclassified to be consistent with the current period's presentation.

(1) Amounts are net of minority interests in 1996 and 1995, respectively, of $23.3 million and $16.6 million, the majority of which, $22.1 million and $17.1 million, pertain to Defense Systems.

General
- -------
Sales of $1.1 billion increased 10 percent from last year's quarter, driven by continuing growth in Machinery and Equipment, Performance Chemicals and Industrial Chemicals as well as the acquisition of Moorco International Inc. Income from segment operations (net of minority interests) totaled $126 million, compared with $114 million in last year's quarter, reflecting improved performance in Machinery and Equipment and Defense, partly offset by lower operating income in the Performance Chemicals and Industrial Chemicals segments. Net interest expense of $23 million increased from $16 million in last year's period, reflecting higher debt associated with increased capital expenditures, working capital requirements and acquisitions. In the first quarter 1996, net income was $55 million and earnings per share were $1.45, compared with $52 million and $1.40, respectively, in last year's period.

Performance Chemicals
- ---------------------
Performance Chemicals sales of $304 million increased 7 percent compared with results of $285 million in last year's period, reflecting continued market growth across most product lines. Earnings of $39 million in the 1996 quarter decreased compared with $43 million in last year's period. The lower results were due primarily to a decline in North American sales of food ingredients; significantly higher costs for carrageenan and wood pulp (key raw materials in the food and pharmaceutical businesses); and weather-related manufacturing difficulties in the lithium business.

Sales and earnings related to insecticides and herbicides increased on continued higher volumes in North America, Europe and Asia-Pacific, reflecting increased market demand, new product registrations and label expansions.

Sales of food ingredients, pharmaceutical, and BioProducts increased slightly in the first quarter 1996 but earnings declined due to higher costs for carrageenan, wood pulp, and other key raw materials.

Lithium sales increased in first quarter 1996, due to higher volumes and price increases. However, earnings decreased from the first quarter 1995's record level due mainly to weather-related manufacturing difficulties, higher maintenance spending and other reductions from production shortfalls.

Industrial Chemicals
- --------------------
During the first quarter 1996, Industrial Chemicals sales of $242 million increased 6 percent compared with 1995 sales of $228 million, primarily reflecting the benefit of price increases across major product lines. The decline in earnings from $40 million in the first quarter of 1995 to $38 million in the 1996 quarter reflects the reduction for the 20 percent minority interest in the soda ash joint venture (formed in the third quarter of 1995), expenses related to the company's major cost reduction and expansion projects, and lower hydrogen peroxide volumes resulting from the slowdown in demand from pulp and paper producers.

First quarter 1996 sales of alkali products increased over first quarter 1995 sales due mainly to price increases, partly offset by lower volumes due to the impact of pre-price increase buying. Earnings were down slightly, primarily due to the minority interest reduction reflected in 1996 first quarter results.

Phosphorus sales increased significantly in the first quarter 1996, reflecting higher volumes, as well as the benefit of higher prices across major product lines. However, earnings increased at a slower rate over the same period due to higher production costs.

Peroxygen sales increased slightly from the year-ago period due to improved hydrogen peroxide pricing, partly offset by lower sales volumes into the pulp and paper market. Earnings remained flat due to costs associated with expansions of facilities incurred during the 1996 first quarter.

FMC Foret sales in the 1996 first quarter were down slightly due to lower domestic and export volume, partly offset by increases in domestic and export prices. Earnings remained consistent with the same period in 1995, although the 1995 period included the favorable impact of certain reversals of previously accrued expenses.

Machinery and Equipment
- -----------------------
Machinery and Equipment sales of $323 million increased 22 percent from $264 million in the 1995 quarter, and profits of $14 million increased significantly compared with $8 million in the prior-year period. These results reflect a recovery in food processing markets, improving energy equipment margins, and the impact of acquisitions, net of increased amortization of goodwill and other intangible assets resulting from acquisitions.

Petroleum equipment sales increased in first quarter 1996 primarily due to higher western region subsea sales and increased sales to Statoil. Earnings increased slightly due to these sales increases offset partially by the absence of favorable one-time 1995 items at FMC's Kongsberg operation.

Sales of energy and transportation measurement equipment in first quarter 1996 increased due to the acquisition of Moorco's Smith Meter in June 1995 while earnings remained flat compared to the same period in 1995.

Moorco's Crosby Valve and Gage, also acquired in June 1995, contributed to the overall increase in Machinery and Equipment sales.

The sale of FMC's Automotive Service Equipment Division to Snap-on Incorporated, effective March 31, 1996, resulted in an immaterial gain on the sale, favorably affecting Machinery and Equipment earnings. However, operating losses during 1996 for the division partially offset the gain.

Food processing systems sales increased significantly from the year-ago period due to improved volumes in most product lines as well as the positive impact from sales at FranRica, which was acquired in the third quarter of 1995. Earnings also increased in the first quarter 1996, driven essentially by higher sales. On April 15, 1996, the company acquired Sandei SRL, a leading manufacturer of tomato harvesters.

Defense Systems
- ---------------
Defense Systems sales of $233 million were even with last year's period, as increased development-related revenues on the Crusader program and higher shipments on the Paladin program offset lower production-related volumes. Profits of $37 million increased 28 percent compared with $28 million in last year's quarter. The higher profits reflect increased dividends from the company's joint venture in Turkey, and improved contract performance. Income from the Turkish joint venture is recognized as dividends and royalties are received, and management does not anticipate that 1996's high dividend level will reoccur in 1997, as the joint venture recovers from an insured warehouse fire which occurred in 1996.

Ground Systems first quarter 1996 sales were lower than the same period in 1995 primarily due to lower volumes and the completion of certain contracts during 1995. However, lower sales were offset by contract settlements which produced level earnings for the first quarter 1996 as compared to the same period a year ago.

Armament sales and earnings increased during first quarter 1996 as compared to 1995. Sales benefited from Crusader program revenues partially offset by lower volumes of other products. Increased Crusader and aftermarket sales positively impacted earnings during the quarter.

The Paladin production operation experienced a strong rise in sales reflecting higher vehicle deliveries in the first quarter 1996 as compared to the same period in 1995. Earnings also increased during 1996 as a result of higher sales.

First quarter 1996 sales of steel products were up slightly from 1995 due to full production on the M113 overhaul program. Earnings increased in 1996 due to the absense of M113 start up costs incurred in the first quarter 1995.

Precious Metals
- ---------------
Precious Metals sales of $18 million increased from $9 million in last year's period. Losses of $2 million compared with a loss of $4 million in the first quarter of 1995. Results primarily reflect the benefits of production from the Beartrack mine, which started up in the 1995 third quarter, and lower exploration spending. As previously announced, FMC Gold is pursuing the possible sale of the company via a number of alternatives to maximize shareholder value.

Corporate and Other
- -------------------
Certain corporate income and expense items are not allocated to specific business segments due to their nature. During the quarter, corporate expenses increased slightly to $23 million, largely due to one-time events in the 1996 quarter. Net interest expense increased due to higher debt levels resulting from capital investments, working capital requirements and acquisitions.

The effective tax rates for the quarters ended March 31, 1996 and 1995 were 29 percent and 30 percent, respectively. The decrease is primarily due to lower taxes on foreign earnings.

Order Backlog
- -------------
FMC's backlog of unfilled orders as of March 31, 1996 was $2.6 billion versus $2.0 billion at December 31, 1995.

Machinery and Equipment backlog of $923 million increased from $557 million at the end of 1995. The increase in backlog reflects the recognition of a significant portion of the previously announced subsea order from Statoil, Norway's state-owned oil company; continued growth and the benefit of acquisitions in the energy business; and improvement in food processing markets. Defense backlog was $1.7 billion at the end of the quarter, up from $1.5 billion at December 31, 1995. Backlogs are not reported for Industrial Chemicals, Performance Chemicals or Precious Metals due to the nature of these businesses.

                       INDEPENDENT ACCOUNTANTS' REPORTS
                       --------------------------------

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 1996 is included on page 16.

A report by Ernst and Young LLP, UDLP's independent accountants, on the financial statements referred to by KPMG Peat Marwick LLP in its report noted above is included on page 17.

                                 EXHIBIT INDEX
                                 -------------


                                                        Page Number in
   Number in                                          Document Numbering
  Exhibit Table              Description                    System
  -------------              -----------              ------------------

       11        Statement re: computation                    1
                 of per share earnings
                 assuming full dilution

       12        Statement re: computation of                 2
                 ratios of earnings to fixed
                 charges

       15        Letter re: unaudited                         3
                 interim financial
                 information (KPMG Peat Marwick LLP)

       15        Letter re: unaudited                         4
                 interim financial
                 information (Ernst & Young LLP)

       27        Financial Data Schedule                      5