Form 10-Q/A
period 1996-03-31
FMC GOLD CO
filed 1996-06-27
CIK 814429

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

            Yes  X                   No
               -----                   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at March 31, 1996
  ---------------------------------------    -----------------------------------
  Common Stock, par value $0.01 per share                 73,526,895

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

FMC Gold Company
- ----------------
Consolidated Statements of Operations (Unaudited)
- -------------------------------------------------
(In thousands, except per share data)


                                             Three Months
                                            Ended March 31
                                          ------------------
                                           1996      1995
                                          -------   -------

Sales                                     $17,805   $ 9,138

Costs and expenses
 Cost of sales                             17,290     9,009
 Exploration costs                          1,459     4,008
 Selling, general and
  administrative expenses                   1,367     1,322
                                          -------   -------
Total costs and expenses                   20,116    14,339

Operating loss                             (2,311)   (5,201)

Interest income                             1,241     1,641
                                          -------   -------

Loss before income taxes                   (1,070)   (3,560)

Provision for income taxes                      -         -
                                          -------   -------

Net loss                                  $(1,070)  $(3,560)
                                          =======   =======

Loss per common share                     $ (0.01)  $ (0.05)
                                          =======   =======

Number of common shares used in
 loss per share computations               73,488    73,484
                                          =======   =======

See accompanying notes to consolidated financial statements.


FMC Gold Company
- ----------------
Consolidated Balance Sheets
- ---------------------------
(In thousands, except per share data)

                                                     March 31
                                                       1996      December 31
Assets                                              (Unaudited)      1995
- ------                                              -----------  -----------
Current assets:
   Loans due from FMC Corporation                    $  78,500     $  80,826
   Trade receivables, net                                  177         4,859
   Inventories (Note 2)                                 16,307        14,792
   Other current assets                                  4,769         4,096
                                                     ---------     ---------
      Total current assets                              99,753       104,573
                                                     ---------     ---------

Property, plant and equipment, at cost                 230,165       226,149
Less accumulated depreciation                         (117,349)     (112,157)
                                                     ---------     ---------
Net property, plant and equipment                      112,816       113,992

Other assets                                             4,862         6,612
                                                     ---------     ---------
Total assets                                         $ 217,431     $ 225,177
                                                     =========     =========

Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
   Outstanding checks in excess of bank balances     $     367     $   1,651
   Accounts payable, trade and other                     4,944         7,108
   Accrued and other liabilities                         5,046         7,309
   Amounts due to FMC Corporation                          810         2,275
   Income taxes payable                                  2,136         2,270
                                                     ---------     ---------
      Total current liabilities                         13,303        20,613
                                                     ---------     ---------

Other long-term liabilities                             10,263         9,843

Stockholders' equity:
   Preferred stock, $1.00 par value, authorized
    100,000 shares; none issued or outstanding             --            --
   Common stock, $0.01 par value, authorized
    150,000,000 shares; issued and outstanding
    73,526,895 shares and 73,484,395 shares at
    March 31, 1996 and December 31, 1995,
    respectively                                           735           735
   Capital in excess of par value                       68,823        68,609
   Retained earnings                                   124,307       125,377
                                                     ---------     ---------
      Total stockholders' equity                       193,865       194,721
                                                     ---------     ---------
Total liabilities and stockholders' equity           $ 217,431     $ 225,177
                                                     =========     =========

See accompanying notes to consolidated financial statements.

FMC Gold Company
- ----------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(Dollars in thousands)

                                                             Three Months
                                                            Ended March 31
                                                       ------------------------
                                                           1996         1995
                                                       -------------  ---------
Cash flows from operating activities:
Net loss                                                    $(1,070)  $ (3,560)
                                                            -------   --------
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for depreciation                                 5,225      3,210
   (Increase) decrease in assets:
      Trade receivables                                       4,682      1,334
      Inventories                                            (1,515)    (1,261)
      Amounts due from FMC Corporation                          --        (590)
      Other current assets                                     (673)      (553)
   (Decrease) increase in liabilities:
      Accounts payable, trade and other                      (2,164)     1,024
      Accrued and other liabilities                          (2,263)     1,031
      Amounts due to FMC Corporation                         (1,465)      (594)
      Income taxes payable                                     (101)        10
      Other long-term liabilities                               420       (635)
                                                            -------   --------
 Net cash provided by (used in) operating activities          1,076       (584)
                                                            -------   --------

Cash flows from investing activities:
   Capital spending                                          (4,059)   (15,664)
   Disposal of property, plant and equipment, net                10        399
   (Increase) decrease in other assets                        1,750          2
                                                            -------   --------
 Net cash used in investing activities                       (2,299)   (15,263)
                                                            -------   --------
Cash flows from financing activities:
   Proceeds from sale of common stock                           181        --
                                                            -------   --------

(Decrease) in cash and cash equivalents                      (1,042)   (15,847)
Cash and cash equivalents, beginning of period               79,175    118,386
                                                            -------   --------

Cash and cash equivalents, end of period                    $78,133   $102,539
                                                            =======   ========

Supplemental disclosure of cash flow information:
- ------------------------------------------------
Cash and cash equivalents consist of cash (less outstanding checks in excess of bank balances) and loans due from FMC Corporation.

No income taxes were paid or refunded during the three month periods ended March 31, 1996 or 1995.

See accompanying notes to consolidated financial statements.

FMC Gold Company
- ----------------
Notes to Consolidated Financial Statements (Unaudited)
- ------------------------------------------------------

Note 1:  Financial Information
- ------------------------------

The consolidated balance sheet of FMC Gold Company and its subsidiaries ("FMC Gold" or the "company") at March 31, 1996, and the related consolidated statements of operations and of cash flows for the interim periods ended March 31, 1996 and 1995, have been reviewed by the company's independent accountants. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1995 FMC Gold Company Annual Report, which is incorporated by reference in the company's 1995 Annual Report on Form 10-K.

Note 2:  Inventories
- --------------------

Inventories (at cost) consist of the following:

                             (In Thousands)
                          March 31  December 31
                            1996       1995
                          --------  -----------

Gold and silver dore       $ 1,338      $   638
Work in process             12,114       11,368
Materials and supplies       2,855        2,786
                           -------      -------
                           $16,307      $14,792
                           =======      =======

Gold and silver inventories are in the form of dore which is suitable for delivery to precious metal treatment facilities. These inventories are generally sold to and further processed by these facilities into forms suitable for end uses.

Heap leach pad ore increased to $12.1 million at March 31, 1996, from $11.4 million at December 31, 1995. The increase represents the cost of loading ore on the heap leach pads at the Beartrack mine, and includes labor, materials and other production costs. Mining at the Beartrack operation commenced in August 1994, and at March 31, 1996, there were approximately 5.4 million tons of ore under leach containing approximately 103,000 ounces of gold.

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

The company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. Upon adoption of SFAS No. 123, the company has continued its current accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, as permitted under SFAS No. 123, and, if material, will disclose the pro forma effect of the fair value accounting method in the notes to its December 31, 1996 consolidated financial statements.

Note 4:  Potential Sale of Company
- ----------------------------------

In September 1995, the company engaged the investment banking firm of CIBC Wood Gundy Securities Inc. ("Wood Gundy") to act as its financial adviser in connection with the possible sale of the company. On February 9, 1996, the company announced that it would augment its previously-announced sale process to include a range of options based on existing gold equity market conditions and interest in individual properties. The company has retained J.P. Morgan & Co., Inc. to join Wood Gundy as financial advisers for this process. At this time, there can be no assurance as to whether any transaction will result from the company's work with Wood Gundy and J.P. Morgan & Co., Inc. or as to the value, timing or structure of any such transaction. Management's decisions with respect to the value or structure of a potential sale could have a material impact on the valuation of the company and its assets.

Note 5:  Acquisitions and Divestitures
- --------------------------------------

On November 30, 1995, the company's 100 percent interest in FMC Paradise Peak Corporation was sold to Arimetco, Inc. for $4 million in the form of cash and a note receivable. The company ceased production at the Paradise Peak mine in early 1995 and all remaining reclamation liability was assumed by Arimetco, Inc. as of the date of sale.

In conjunction with the company's purchase of the remaining 14 percent interest in the Beartrack joint venture from MINEX in 1994, payments are due to MINEX in $1.0 million installments in 1996 and 1997, and $0.5 million installments in 1998 and 1999.

Note 6:  Commitments and Contingent Liabilities
- -----------------------------------------------

See Part II, Item 1 - "Legal Proceedings" for details regarding ongoing litigation affecting the company.

In order to minimize exposure to decreasing prices for portions of its gold production, the company has periodically hedged future gold production by entering into contracts, such as fixed forward sales contracts and put options. Costs associated with the purchase of certain hedge instruments for open put options included in other assets were $3.1 million as of March 31, 1996 and $3.4 million as of December 31, 1995. These costs were deferred and are recognized in the period the revenues related to the hedged production are recorded.

Note 7:  Subsequent Event
- -------------------------

In October 1995, the Department of Taxation of the State of Nevada filed a claim against the company for Net Proceeds of Mine Tax of $1.5 million related to Paradise Peak operations. In November 1995, the company entered into discussions with the State of Nevada regarding the basis for the State's claim and ultimately filed a petition for redetermination and requested an appearance before a hearing officer of the State of Nevada Department of Taxation. A hearing took place on March 14, 1996 at which the company presented its case. On April 8, 1996, the company was notified that the State of Nevada had denied the company's request for redetermination. The company is entitled to, and plans to, appeal the State's decision. The company is unable to predict the outcome of the appeal process, but plans to pay the State's claim, adjusted for a previous year's credit, under protest, and has consequently accrued the amount of the net payment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

                              FINANCIAL CONDITION
                              -------------------

Cash to meet the company's operating needs, finance capital expenditures and fund exploration activities was provided from existing cash reserves, including loans due from FMC Corporation ("FMC"). Any cash generated in excess of these requirements is loaned to FMC at varying maturities, repayable on demand. As of March 31, 1996, loans to FMC totaled $78.5 million, and management believes FMC's cash on hand and available credit lines are more than adequate to allow for repayment of these loans.

Known cash requirements for the remainder of 1996 are approximately $13 million for planned capital expenditures, approximately $7 million for exploration costs and $3.7 million for dividends (if declared), based on the current dividend rate. The company expects to fund these requirements from existing cash and cash equivalents (including loans due from FMC) and cash flow from operations.

On March 31, 1994, FMC increased its ownership interest in the company to 80 percent. Thereafter, the company has been included in FMC's consolidated federal tax return. Under a tax-sharing agreement, the company pays to FMC amounts generally equal to the tax the company would have been required to pay had it filed a separate return, and FMC pays to the company amounts generally equal to any tax benefits realized through carryover on a separate return basis.

During the quarter ended March 31, 1996, the company issued 42,500 shares of its common stock at $4.25 per share in conjunction with the exercise of common stock options. The company realized a related income tax benefit of $33,000 which was credited to capital in excess of par value.

First Quarter of 1996 Compared with First Quarter of 1995
- ---------------------------------------------------------

Sales in the first quarter of 1996 were $17.8 million, $8.7 million higher than last year's quarter, reflecting the addition of production from the Beartrack mine. Realized gold prices increased to $402 per ounce from $378 per ounce in 1995. Net loss was $1.1 million, or $(0.01) per share, compared with a net loss of $3.6 million, or $(0.05) per share in 1995.

First quarter production was 47,000 gold equivalent ounces compared with 24,000 gold equivalent ounces in the first quarter of 1995, reflecting the start-up of the Beartrack mine. At the Beartrack mine, which began full scale production in July 1995, first quarter 1996 production was 27,000 ounces. The mine moved 758 thousand tons of ore in the quarter at an average grade of 0.027 ounces per ton. As anticipated, harsh winter weather had a negative impact on mining early in the quarter. Production is expected to steadily increase during the warmer spring and summer months.

The company's 30 percent share of production from the Jerritt Canyon mine was 20,000 ounces in 1996, down 2,000 ounces from the first quarter of 1995 due to lower throughput resulting from inclement winter weather. Record snowfalls caused a loss of 11 days of open pit mining and restricted open pit mining for an additional 15 days. Improved mill recoveries helped offset most of the impact of the lower throughput.

Production from the Paradise Peak mine ceased in the first quarter of 1995 and the company sold the stock of FMC Paradise Peak Corporation to Arimetco, Inc. on November 30, 1995.

Cost of sales increased $8.3 million to $17.3 million for the period, reflecting the added costs from the Beartrack mine. Costs at the Beartrack mine were $7.8 million for the quarter. Cost of sales of $9.5 million at the Jerritt Canyon mine were higher compared with the prior year by $0.9 million due to a shift in production from open pit to underground mining as well as difficult winter conditions.

Average cash production costs of $252 per gold equivalent ounce in the first quarter of 1996 increased from $221 per gold equivalent ounce in the first quarter of 1995. Cash costs at Beartrack were affected by difficult winter conditions, averaging $183 per gold equivalent ounce. Cash costs at Jerritt Canyon increased from $228 per gold equivalent ounce to $343 per gold equivalent ounce due to difficult mining conditions as a result of treacherous weather and a shift in production from open pit to underground resources.

Exploration costs in the first quarter of 1996 were $1.5 million compared to prior year spending of $4.0 million. In the first quarter of 1996, the lower level of spending reflected the timing of spending as well as scaled-back activities pending the outcome of the ongoing strategic review process that may result in the sale of FMC Gold or its assets. The majority of the exploration spending in the current quarter was focused on the company's El Penon project in Chile. Exploration spending is expected to accelerate over the balance of the year, with a significant portion of the projected spending directed at activities in Chile and the Rossi project on the Carlin Trend in Nevada.

Selling, general and administrative expenses were level with prior year at $1.4 million, due to ongoing cost reduction efforts and lower allocations from FMC. The company remains debt free with interest income of $1.2 million earned on cash loaned to FMC. Interest income was $0.4 million lower than in 1994 due to lower loan balances.

The company did not record a tax benefit in the current quarter on the pre-tax loss as it can not utilize the benefit on a stand-alone basis. The current quarter's results are not necessarily indicative of the expected full year results. Should the company generate pre-tax earnings during 1996, it does not expect to record a tax provision for earnings up to certain levels due to the availability of net operating loss carryforwards from prior periods.

El Penon Project
- ----------------

The company's wholly-owned subsidiary, Minera FMC Limitada ("Minera FMC"), has identified significant gold and silver mineralization at the El Penon project. Although no feasibility study has been completed, early estimates based on an internal geologic model indicate a potentially economic gold and silver discovery. However, additional exploration and evaluation will be carried out to determine if an economic opportunity can be developed.

The mineralized structure discovered to date is still open along strike and at depth. The exposed strike length of the El Penon structure system is at least
2.2 miles and the structure continues under shallow cover. Geophysical evidence exists for parallel structures in unexplored areas of the project. In 1996, Minera FMC expects to spend approximately $3 million on exploration drilling and may also spend $3 million of capital on construction of a decline to investigate the major portions of the deeper mineralized resource.

The El Penon exploration property is located in an area of low, rolling hills in Region II of northern Chile, approximately 100 miles southeast of Antofagasta. Access is by a 25-mile-long gravel road that connects the property with the Pan-American Highway. The property is comprised of approximately 230 square miles of contiguous mineral concessions situated in the Atacama Desert at an elevation of 5,900 feet. The El Penon project is situated on land either owned by Minera FMC outright or leased from a private Chilean company. In each case, to protect its interest, Minera FMC has filed two layers of concessions overlying the base ownership concession. Minera FMC has entered into option contracts to purchase the concessions owned by the private Chilean company. In addition, Minera FMC has granted a net smelter royalty to the private Chilean company on production from the leased property. The royalty is on a sliding scale, depending on the price of gold, ranging from 1 percent to 3 percent. No royalty is payable on Minera FMC claimed land. Currently, approximately 80 percent of the known mineralization is located on land where the mineral rights are owned by Minera FMC outright.

The main geologic feature of interest on the property is a 2.2-mile-long, north-south trending, near vertical fault, hydrothermal vent, and vein structure that penetrated Tertiary-age volcanic intrusives, lava flows and ignimbrites. The system is exposed at the surface, and extends further under shallow cover. The adularia-sericite alteration is typical of vein- and lode-type gold deposits where gold is carried in solutions and emplaced in structurally prepared ground near and in the structure system. At least three mineralizing episodes are recognized at El Penon. There is potential for other, parallel structures on the property, as indicated by geologic mapping and geophysical surveys.

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

To date, exploration, including geochemical and geophysical surveys, geologic mapping, trenching and drilling, has identified 13 target areas exhibiting gold mineralization or geophysical anomalies. In six areas, known as a Quebrada Orito, Cerro Amatista, Cerro Martillo, Discovery Wash, El Valle, and Tres Tontos, significant intercepts of gold have been encountered in drilling. The company defines a significant intercept to be one where gold mineralization of
 .20 ounces of gold per ton over a contiguous intercept of 13 feet is encountered.

At Quebrada Orito, the most heavily explored of 13 specific targets defined to date, the core zone of mineralization extends over approximately 5,000 feet of strike, and is still open along strike and down dip or at depth. Minera FMC has drilled 167 individual exploration holes in this target, of which 62 holes have intercepted significant mineralization which begins at the surface and ranges to depths of approximately 825 feet below surface. Significant mineralization has been encountered over true widths of approximately 15 feet to 90 feet, a vertical extent of approximately 900 feet and a strike length of 5,000 feet. Most of the mineralization is open in all directions. Preliminary metallurgical testing shows that the gold and silver mineralization in the Quebrada Orito deposit is well oxidized. These initial tests recovered more than 95 percent of the gold and over 84 percent of the silver under direct cyanidation with grinds of minus 65 mesh. In laboratory tests, the samples leached rapidly and cyanide consumption was moderate. Preliminary drilling in other areas shows similar characteristics, such as grades and style of mineralization, to Quebrada Orito, although only a small percentage of the property has been explored.

Minera FMC has acquired an option to purchase water within six miles of the property boundary. Under terms of the agreement, Minera FMC may purchase 150 gallons per minute from an existing well, together with surface rights. The water is currently used for both exploration and development. The agreement also grants to Minera FMC the right to purchase additional approved water rights. In addition, Minera FMC has been granted approximately 536 square miles of additional area to perfect new water rights. Minera FMC believes these water rights would be able to provide sufficient supply for initial mine development and future growth.

Rossi Project
- -------------

The Rossi property is located in the northern portion of the Carlin Trend, the most prolific gold-producing district in the United States. The Rossi property was initially joint ventured by FMC Gold from NL Baroid in 1986 with disseminated shallow oxide gold mineralization the target of exploration. However, deep sulfide gold mineralization was discovered on the property in 1990 and has been the focus of the company's exploration program ever since. FMC Gold has spent more than $15 million in exploration and buying 100 percent of the project from NL Baroid without royalties.

The Rossi property is geographically situated between the Antelope and Boulder Creek drainages in the low rolling hills of the Sheep Creek Range, 26 miles northwest of Carlin, Nevada. Access to the property is via all-season gravel roads either through Boulder Valley or mining areas owned by the Newmont Gold Company and Barrick Gold Corporation. The property is immediately adjacent to the currently operating Dee Gold Mine (Rayrock Yellowknife Resource, Inc.) and approximately 3.5 and 5 miles northwest of the Meikle (Barrick Gold Company) and Post/Betze (Barrick Gold Company/Newmont Gold Company) deposits, respectively. The land position encompasses 11.5 square miles of federally owned ground, primarily secured by unpatented claims. FMC Gold controls 100 percent of the precious metal-bearing ores.

Gold mineralization on the Rossi property is primarily hosted in the Devonian Popovich Formation, which is also the host at the Meikle, Post/Betze, Gold Quarry, Deep Star, Dee and Bootstrap deposits. The formation consists of limestone and limey mudstone with horizons of fossil hash which seem especially susceptible to mineralization. The Lower Popovich also displays sedimentary features such as karsting and collapse brecciation. Mineralization and alteration consists of intense silicification, quartz veining, argillization, and decalcification. Gold is related to arsenian pyrite and silica accompanied by anomalous silver, antimony, and mercury. The spatial distribution of gold is controlled by a complex relationship between the intersection of possible wrench fault-related structures and the presence of permissive host rocks. As is the case in most of the deposits in the northern portion of the Carlin Trend, intrusive filled structures are important keys to mineralization at Rossi. Modeling of the mineralization has been accomplished by detailed surface mapping of the structure and lithologic and geochemical analysis of cuttings from many core and reverse circulation holes. A total of 103 holes have been drilled to an average depth of 1,600 feet to test the deep mineralization.

Much of the deep exploration activity has been conducted in a region on the property which is located in the southern portion of the claimblock referred to as the "Resource Area". A total of 47 holes have been drilled in the Resource Area, of which 24 holes have intercepted significant mineralization, defined as having a grade greater than 0.2 ounces per ton gold over a minimum of 5.5 feet. There are a total of 47 separate significant intercepts, which average .450 ounces of gold per ton over an average thickness of 18 feet. Within the target area, gold mineralization has been identified at depths between approximately 700 feet and more than 2,700 feet below the surface.

There are at least five other areas of interest on the property; however, to date, most of the work in these areas has been detailed surface mapping, trenching, and surface geochemical surveys. Limited drilling indicates the presence of sulfide mineralization similar to the main target area.

At this time, there is insufficient data to make an estimation of contained tons or ounces of gold. Additional exploration and evaluation will be carried out to determine if an economic opportunity can be developed. If developed, it is expected that development will be through underground mining methods. It is possible that the company could seek to enter into a joint venture as a means of financing development costs.

Operating Data
- --------------

Following is a summary of key operating data for the company for the three month periods ended March 31, 1996 and 1995:



                               FMC Gold Company
                               ----------------
                          Operating Data (Unaudited)
                          --------------------------



                                                Three Months
                                               Ended March 31
                                           ----------------------
                                              1996        1995
                                           ----------  ----------

Heap-leach operation (Beartrack)

   Tons of ore mined (thousands)                  758      559

   Ore grade (ounces per ton mined)             0.027    0.031


Milling operation (Jerritt Canyon
   - FMC Gold Share)

   Tons of ore processed (thousands)              198      206

   Ore grade (ounces per ton milled)            0.125    0.129

   Mill recoveries                               87.4%    84.8%

Production (thousands of ounces)

   Gold
      Beartrack                                    27        -
      Jerritt Canyon                               20       22
      Paradise Peak                                 -        2
                                               ------   ------
             Total                                 47       24

      Silver                                        6        8

  Cash cost of production ($ per gold
    equivalent ounce)                          $  252   $  221



                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

A report by KPMG Peat Marwick LLP, the company's independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 1996 is included on page 12.

                        Independent Accountant's Report
                        -------------------------------



The Board of Directors
FMC Gold Company:

We have reviewed the accompanying condensed consolidated balance sheet of FMC Gold Company and consolidated subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations and of cash flows for the three-month periods ended March 31, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FMC Gold Company and consolidated subsidiaries as of December 31, 1995, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 18, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG Peat Marwick LLP

Salt Lake City, Utah
April 15, 1996

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 1    LEGAL PROCEEDINGS
- ---------------------------

During the third quarter of 1994, the Pacific Rivers Council and the Wilderness Society (collectively the "PRC"), in a lawsuit filed in Federal District Court in Idaho (Pacific Rivers Council v. Thomas), sought an injunction against all ongoing and future forest activities which may affect endangered salmon, including mining, within various national forests in Idaho including the Salmon National Forest in which the Beartrack property is located. In that lawsuit, the PRC sought to require the U.S. Forest Service to consult under the Endangered Species Act (the "Act") with the National Marine Fisheries Service ("NMFS") regarding existing land resource management plans for the subject forests and their potential impacts on endangered Snake River salmon. On January 12, 1995, the court in the PRC lawsuit entered an order enjoining, among other things, all logging and announced mining activities in the Idaho national forests (in which the Beartrack project is located). On January 25, 1995, the court entered an order staying until March 15, 1995, the effectiveness of the injunction in order to give the Forest Service time in which to complete consultation with NMFS on the Land and Resource Management Plans for the national forests in Idaho. On March 8, 1995, the Court entered an order dissolving the injunction in recognition of the completion of that consultation. The government defendants and the plaintiffs have subsequently negotiated a stipulated dismissal of most of the lawsuit. Under the terms of the stipulation, the parties stipulated to dismiss from this litigation all projects which have undergone site-specific consultation. The company's Beartrack mine was identified by the government defendants as a project for which consultation has been completed. The court issued an Order on Pending Claims on December 11, 1995 regarding the remaining specified projects (not including the Beartrack mine) which have not yet completed consultation. Under the terms of that Order, the court has retained jurisdiction in this lawsuit for further proceedings regarding those projects. The Beartrack mine is not subject to or a part of the Court's order.

On October 12, 1994, the Sierra Club Legal Defense Fund, Inc., ("Sierra") on behalf of certain other organizations, filed a lawsuit in Federal District Court for the Western District of Washington at Seattle against NMFS and other federal agencies for violation of the Act alleging the NMFS' biological opinion failed to satisfy the requirements of the Act. Sierra, the federal agencies and the company, as intervenor, each filed a motion for summary judgment. On November 9, 1995, the court ordered the federal agencies to reinitiate consultation under
Section 7 of the Act on the potential environmental impacts of the Beartrack mine project on endangered salmon or the designated critical habitat for salmon. The plaintiffs did not seek, and the court did not impose, any injunction or other restriction on the operation of the Beartrack mine pending completion of such consultation. If, upon remand, the Forest Service were to determine that an activity associated with Beartrack mine operations could preclude the development of reasonable and prudent alternatives to the project pending completion of the reinitiated consultation, such activities could be required to cease pending completion of consultation. Under the Act's regulations, consultation must be completed within 135 days of the date consultation is initiated. An extension of 60 days can be imposed by the agencies. Under the relevant statutory and regulatory authorities, the results of a consultation can range from no impact on the activities under review on the one hand to modest to significant impacts on the other. In an extreme situation, a consultation could result in the cessation of activities altogether, a potential result the company believes to be remote in the case of the Beartrack mine, which has been in operation and production since mid-1995. The company believes that the ongoing operation of the Beartrack mine will not jeopardize endangered salmon or adversely modify or destroy designated critical habitat, and that upon completion of consultation the mine will be permitted to continue operation.

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

On October 19, 1995, Dee Gold Mining Co., a Nevada General Partnership ("Dee") filed an action against Baroid Drilling Fluids, Inc., a Delaware corporation ("Baroid") and FMC Minerals Corporation, a Delaware corporation ("FMC Minerals"). Baroid and FMC Minerals jointly own certain mining property known as the Rossi property. FMC Minerals owns the gold and precious minerals, Baroid owns other minerals located on the property and the two share use of the surface. Dee operates the Dee Gold Mine, which shares a common boundary with the Rossi property. Dee's action seeks to condemn a portion of the Rossi property for the purpose of excavating a layback so that gold, located on Dee's side of the property line, can be mined from an open pit. The area sought to be condemned contains a significant portion of the gold resource which FMC Minerals located through its exploration activities on the Rossi property. Dee contends that the condemnation for a layback is permitted by Nevada law which allows private condemnation for mining purposes. FMC Minerals and Baroid deny this and assert that the proposed activity by Dee will interfere with the exploration, development and mining of the Rossi property.

The case is set for trial to commence August 20, 1996. The company believes this action by Dee Gold Mining Co. is without merit and will vigorously defend the matter. Because of an indemnity agreement, FMC Minerals' counsel represents Baroid and FMC Minerals pays all defense costs. These costs will not increase significantly as a result of the Baroid representation.

On February 16, 1996 the company settled a dispute with the subcontractor on the Beartrack project. The subcontractor had made claims against the prime contractor alleging overruns for work performed which exceeded the original estimated costs for the project by approximately $8 million. These claims were disputed by the prime contractor. Arbitration of the subcontractor's claims against the prime contractor was concluded in February 1996, and the company agreed to pay a settlement of $3.1 million as part of the overall arbitrated settlement. The settlement was charged to property, plant and equipment and will be depreciated over the remaining life of the Beartrack property.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(b)  Reports on Form 8-K
     -------------------

     Form 8-K dated February 9, 1996 regarding FMC Gold Company's engagement of J.P. Morgan Co., Inc. to join CIBC Wood Gundy Securities Inc. as financial advisers in connection with a possible sale of FMC Gold Company or its assets, and regarding the augmentation of its sale process to include a range of options.

                                    SIGNATURES
                                    ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        FMC GOLD COMPANY
                                                 ----------------------------
                                                          (Registrant)



Date:  April 25, 1996
      -------------------------------            ----------------------------
                                                 Alan L. Lowe
                                                 Chief Financial Officer

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
