Form 10-Q
period 1996-06-30
FMC GOLD CO
filed 1996-08-14
CIK 814429

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                    FORM 10-Q


                   (x) Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1996

                                    or

                 ( ) Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

                  For the transition period from      to
                                                 ----    ----
                         Commission File Number 1-9569

                             Meridian Gold Company
                      (as successor to FMC Gold Company)
          ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                        Delaware                          88-0226676
           ----------------------------------       --------------------
            (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)           Identification No.)


               5011 Meadowood Way,  Reno,  Nevada         89502
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)


                                (702) 827-3777
                        -------------------------------
                        Registrant's telephone number,
                              including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X                   No
               -----                   ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at June 30, 1996
- ---------------------------------------    -----------------------------------
Common Stock, par value $0.01 per share                 73,597,495

                             PART 1 - FINANCIAL INFORMATION
                             ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

FMC Gold Company
- ----------------
Consolidated Statements of Operations (Unaudited)
- -------------------------------------------------
(In thousands, except per share data)

                                                 Three Months             Six Months
                                                Ended June 30           Ended June 30
                                               -----------------      ------------------
                                                 1996      1995         1996       1995
                                               -------   -------      -------    -------

Sales                                          $18,297   $ 9,704      $36,102    $18,842

Costs and expenses
  Cost of sales                                 18,299    10,979       35,589     19,988
  Exploration costs                              1,907     2,401        3,366      6,409
  Selling, general and
    administrative expenses                      1,045     1,092        2,412      2,414
                                               -------   -------      -------    -------
Total costs and expenses                        21,251    14,472       41,367     28,811
Loss before interest
 and income taxes                               (2,954)   (4,768)      (5,265)    (9,969)

Interest income                                  1,160     1,604        2,401      3,245
                                               -------   -------      -------    -------

Loss before income taxes                        (1,794)   (3,164)      (2,864)    (6,724)

Provision for income taxes                           -         -            -          -
                                               -------   -------      -------    -------

Net loss                                       $(1,794)  $(3,164)     $(2,864)   $(6,724)
                                               =======   =======      =======    =======

Loss per common share                          $ (0.02)  $ (0.04)     $ (0.04)   $ (0.09)
                                               =======   =======      =======    =======

Number of common shares used in
  loss per common share computations            73,569    73,484       73,528     73,484
                                               =======   =======      =======    =======


See accompanying notes to consolidated financial statements.

FMC Gold Company
- ----------------
Consolidated Balance Sheets
- ---------------------------
(Dollars in thousands)


                                                      June 30      December 31
Assets                                                  1996          1995
- ------                                               ---------     ---------
                                                    (Unaudited)
Current assets:
   Cash                                              $     886     $       -
   Loans due from FMC Corporation                       75,000        80,826
   Trade receivables, net                                1,469         4,859
   Inventories (Note 3)                                 16,547        14,792
   Other current assets                                  4,542         4,096
                                                     ---------     ---------

      Total current assets                              98,444       104,573
                                                     ---------     ---------

Property, plant and equipment, at cost                 231,120       226,149
Less accumulated depreciation                         (121,763)     (112,157)
                                                     ---------     ---------
Net property, plant and equipment                      109,357       113,992

Other assets                                             4,613         6,612
                                                     ---------     ---------

Total assets                                         $ 212,414     $ 225,177
                                                     =========     =========

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
   Outstanding checks in excess of bank balances     $       -     $   1,651
   Accounts payable, trade and other                     2,847         7,108
   Accrued and other liabilities                         4,542         7,309
   Amounts due to FMC Corporation                        1,145         2,275
   Income taxes payable                                  1,990         2,270
                                                     ---------     ---------

      Total current liabilities                         10,524        20,613
                                                     ---------     ---------

Other long-term liabilities                              9,474         9,843

Stockholders' equity:
   Preferred stock, $1.00 par value, authorized
     100,000 shares; none issued or outstanding              -             -
   Common stock, $0.01 par value, authorized
     150,000,000 shares; issued and outstanding
     73,597,495 shares and 73,484,395 shares at
     June 30, 1996 and December 31, 1995,
     respectively                                          736           735
   Capital in excess of par value                       69,167        68,609
   Retained earnings                                   122,513       125,377
                                                     ---------     ---------

      Total stockholders' equity                       192,416       194,721
                                                     ---------     ---------

Total liabilities and stockholders' equity           $ 212,414     $ 225,177
                                                     =========     =========

See accompanying notes to consolidated financial statements.

FMC Gold Company
- ----------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(Dollars in thousands)


                                                                 Six Months
                                                                Ended June 30
                                                             ------------------
                                                              1996       1995
                                                             -------    -------
Cash flows from operating activities:
Net loss                                                     $(2,864)   $(6,724)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Provision for depreciation                                 10,912      8,158

   (Increase) decrease in assets:
       Trade receivables, net                                  3,390       (290)
       Inventories                                            (1,755)    (6,634)
       Other current assets                                     (446)       305

   (Decrease) increase in liabilities:
       Accounts payable, trade and other                      (4,261)       267
       Accrued and other liabilities                          (2,767)    (1,123)
       Amounts due to FMC Corporation                         (1,130)       922
       Income taxes payable                                     (280)       (28)
       Other long-term liabilities                              (369)    (2,015)
                                                             -------    -------

Net cash provided by (used in) operating activities              430     (7,162)
                                                             -------    -------

Cash flows used in investing activities:
   Capital spending                                           (6,292)   (25,071)
   Disposal of property, plant and equipment, net                 15        517
   (Increase) decrease in other assets                         1,999       (226)
                                                             -------    -------

Net cash used in investing activities                         (4,278)   (24,780)
                                                             -------    -------

Cash flows from financing activities:
   Proceeds from sale of common stock                            559          -
                                                             -------    -------

Decrease in cash and cash equivalents                         (3,289)   (31,942)
Cash and cash equivalents, beginning of period                79,175    118,386
                                                             -------    -------

Cash and cash equivalents, end of period                     $75,886    $86,444
                                                             =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
- ------------------------------------------------
Cash and cash equivalents consists of cash less outstanding checks in excess of bank balances, and loans due from FMC Corporation.

Cash paid for income taxes, net of refunds, was $200,000 and zero during the six-month periods ended June 30, 1996 and 1995, respectively.

See accompanying notes to consolidated financial statements.

FMC Gold Company
- ----------------
Notes to Consolidated Financial Statements (Unaudited)
- ------------------------------------------------------

Note 1:  Reincorporation Merger and Sale of Company - Subsequent Events
- -----------------------------------------------------------------------

On July 15, 1996, FMC Corporation's ("FMC") management approved a plan to dispose of shares of FMC Gold Company and its subsidiaries ("FMC Gold" or the "company") through a secondary offering in Canada of substantially all of FMC's 80% interest.

On July 23, 1996, the stockholders of FMC Gold Company approved a merger agreement by which the company would reincorporate in Canada through a merger with a subsidiary of Meridian Gold Inc., a company incorporated in February 1996 under the Canada Business Corporations Act.

The reincorporation and secondary offering were completed on July 31, 1996. Under the reincorporation ("Reincorporation"), which occurred immediately prior to the secondary offering, (i) a newly formed, indirect subsidiary of Meridian Gold Inc., merged with and into FMC Gold Company, to form Meridian Gold Company, the surviving corporation and wholly-owned indirect subsidiary of Meridian Gold Inc., and (ii) the existing shareholders of FMC Gold Company became entitled to receive one common share of Meridian Gold Inc. and US$0.02 in exchange for each share of common stock of FMC Gold held.

FMC sold 100% of its shares of FMC Gold Company through a combination of the secondary offering on July 31, 1996, the exercise of an overallotment option by the underwriters on August 9, 1996 and sales at the market of a small number of remaining shares. After the offering, FMC no longer owns any common shares of the company.

The consolidated assets and liabilities of Meridian Gold Inc. and its subsidiaries immediately after the Reincorporation were the same in all material respects as the consolidated assets and liabilities of FMC Gold Company and its subsidiaries prior to the Reincorporation except for the effect of US$0.02 per share cash merger consideration ($1,471,950 in the aggregate) paid by Meridian Gold Inc. in the Reincorporation, and the repayment by FMC of intercompany loans plus accrued interest and other amounts aggregating $79.1 million at July 31, 1996.

The Reincorporation, together with the secondary offering, will result in a "step-up" in the historical tax basis of FMC Gold Company assets. For accounting purposes, the Reincorporation and the adoption of Canadian generally accepted accounting principles will not result in any material change to the carrying value of the net assets of FMC Gold Company reflected in the company's financial statements.

The company will contract for or establish its own stand-alone capabilities in the areas of Treasury, Finance, Human Resources, Cash Management and Information Services within six months of the Reincorporation. During the transition period, FMC has agreed to continue to provide services as requested. The costs associated with these functions will be funded as part of the normal operating expenses of the company and, in the aggregate, are not expected to significantly differ from the average annual amounts that have been charged by FMC to the company to provide similiar services in recent years.

Note 2:  Financial Information
- ------------------------------

The consolidated balance sheet of FMC Gold Company and its subsidiaries as of June 30, 1996, and the related consolidated statements of operations and of cash flows for the three month periods ended June 30, 1996 and 1995, have been reviewed by the company's independent accountants. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

The accounting policies followed by the company are set forth in Note 1 to the FMC Gold Company financial statements included in the FMC Gold Company 1995 Annual Report on Form 10-K.

Note 3:  Inventories
- --------------------

Inventories (at cost) consist of the following:

                             (In thousands)
                          June 30  December 31
                            1996      1995
                          -------  -----------
Gold and silver dore      $ 1,849      $   638
Work in process            12,614       11,368
Materials and supplies      2,084        2,786
                          -------      -------
                          $16,547      $14,792
                          =======      =======

Gold and silver inventories are in the form of dore which is suitable for delivery to precious metal treatment facilities. These inventories are generally sold to and further processed by these facilities into forms suitable for end uses.

Heap leach pad ore increased to $12.6 million at June 30, 1996, from $11.4 million at December 31, 1995. The increase represents the cost of loading ore on the heap leach pads at the Beartrack mine, and includes labor, materials and other production costs. Mining at the Beartrack operation commenced in August 1994, and at June 30, 1996, there were approximately 6.6 million tons of ore under leach containing approximately 116,000 ounces of gold.

Note 4:  Acquisitions and Divestitures
- --------------------------------------

On November 30, 1995, the company's 100 percent interest in FMC Paradise Peak Corporation was sold to Arimetco, Inc. for $4 million in the form of cash and a note receivable. The company ceased production at the Paradise Peak mine in early 1995 and all remaining reclamation liability was assumed by Arimetco, Inc. as of the date of sale.

In conjunction with the company's purchase of the remaining 14 percent interest in the Beartrack joint venture from MINEX in 1994, installment payments are due to MINEX in the amounts of $1.0 million in 1997 and $0.5 million in 1998 and 1999.

Note 5:  Commitments and Contingent Liabilities
- -----------------------------------------------

See Part II, Item 1 - "Legal Proceedings" for details regarding ongoing litigation affecting the company.

In order to minimize exposure to decreasing prices for portions of its gold production, the company has periodically hedged future gold production by entering into contracts, such as fixed forward sales contracts and put options. Costs associated with the purchase of certain hedge instruments for open put options included in other assets were $2.9 million as of June 30, 1996 and $3.4 million as of December 31, 1995. These costs were deferred and are recognized in the period the revenues related to the hedged production are recorded.

In October 1995, the Department of Taxation of the State of Nevada filed a claim against the company for Net Proceeds of Mine Tax of $1.5 million related to Paradise Peak operations. In November 1995, the company entered into discussions with the State of Nevada regarding the basis for the State's claim and ultimately filed a petition for redetermination and requested an appearance before a hearing officer of the State of Nevada Department of Taxation. A hearing took place on March 14, 1996 at which the company presented its case. On April 8, 1996, the company was notified that the State of Nevada had denied the company's request for redetermination. The company is appealing the State's decision. The company is unable to predict the outcome of the appeal process, but has paid the State's claim under protest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

                       LIQUIDITY AND FINANCIAL CONDITION
                       ---------------------------------

Cash to meet the company's operating needs, finance capital expenditures and fund exploration activities was provided from existing cash reserves, including loans due from FMC Corporation ("FMC"). Any cash generated in excess of these requirements is loaned to FMC at varying maturities, repayable on demand. As of June 30, 1996, loans to FMC totaled $75.0 million. In conjunction with the Reincorporation and sale of FMC's interest in Meridian Gold Inc., FMC repaid all outstanding loans in full on July 31, 1996.

Known cash requirements for the remainder of 1996 are approximately $10.7 million for planned capital expenditures, approximately $5.8 million for exploration costs and $3.7 million for dividends (if declared), based on the current dividend rate. The company expects to fund these requirements from existing cash and cash equivalents (including loans repaid by FMC) and cash flows from operations.

On March 31, 1994, FMC increased its ownership interest in the company to 80 percent. Thereafter, and through the sale of FMC's interest in the company on July 31, 1996, the company has been included in FMC's consolidated federal tax return. Under a tax-sharing agreement, the company pays to FMC amounts generally equal to the tax the company would have been required to pay had it filed a separate return, and FMC pays to the company amounts generally equal to any tax benefits realized through carryover on a separate return basis.

During the quarter ended June 30, 1996, the company issued 70,600 shares of its common stock at $4.25 per share in conjunction with the exercise of common stock options.

Second Quarter of 1996 Compared with Second Quarter of 1995
- -----------------------------------------------------------

Sales in the second quarter of 1996 were $18.3 million, $8.6 million higher than last year's quarter, reflecting the addition of production from the Beartrack mine. Realized gold prices increased to $393 per ounce from $387 per ounce in 1995. Net loss was $1.8 million, or $0.02 per share, compared with a net loss of $3.2 million, or $0.04 per share in 1995.

Second quarter gold production was 49,000 gold equivalent ounces compared with 24,000 gold equivalent ounces in the second quarter of 1995, reflecting the start-up of the Beartrack mine. At the Beartrack mine, which began full scale production in July 1995, second quarter 1996 production was 23,000 ounces. Extended winter weather and the impact of heavy spring runoff had a negative effect on solution grades in the second quarter. Solution grades began to recover near the end of the quarter with warmer, dryer weather, and production is expected to increase throughout the remainder of the year.

The company's 30 percent share of production from the Jerritt Canyon mine was 26,000 ounces in the second quarter of 1996, up 2,000 ounces from the second quarter of 1995 due to higher grades and recoveries.

Cost of sales increased $7.3 million to $18.3 million for the period, reflecting $6.9 million of incremental costs from the Beartrack mine. Cost of sales of $11.4 million at the Jerritt Canyon mine were higher compared with the prior year by $1.3 million due to a shift in production from open pit to underground mining, compounded by temporary mechanical difficulties at both processing facilities.

Average cash production costs of $256 per gold equivalent ounce in the second quarter of 1996 increased from $221 per gold equivalent ounce in the second quarter of 1995. Cash costs at Beartrack were affected by difficult weather conditions, averaging $195 per gold equivalent ounce in the second quarter, up from $183 in the first quarter of 1996. Cash costs at Jerritt Canyon increased from $221 per gold equivalent ounce in the second quarter of 1995 to $311 per gold equivalent ounce in the comparable 1996 quarter due to a shift in production from open pit to underground resources, and temporary mechanical difficulties at both processing facilities early in the quarter.

Exploration costs in the second quarter of 1996 were $1.9 million compared to prior year expense of $2.4 million. The lower level of expense reflected timing of programs as well as scaled-back activities pending the outcome of the strategic review process that is resulting in the sale of FMC's interest in FMC Gold. The majority of the exploration spending in the current quarter was focused on the company's El Penon project in Chile, the Rossi project on the Carlin Trend in Nevada and continuing work at the Beartrack and Jerritt Canyon operations. Exploration spending is expected to accelerate over the balance of the year, with a significant portion of the projected spending directed at activities in Chile and at the Rossi project.

Selling, general and administrative expenses were level with the prior year, due to ongoing cost reduction efforts and lower allocations from FMC. For the second quarter of 1996, the company recorded interest income of $1.2 million earned on cash loaned to FMC. Interest income was $0.4 million lower than in the 1995 quarter due to lower loan balances.

The company did not record a tax benefit in the current quarter on the pre-tax loss as it cannot utilize the benefit on a stand-alone basis. The current quarter's results are not necessarily indicative of the expected full year results. Subsequent to the Reincorporation there will be no tax attributes such as net operating loss carryforwards available to the company.

Six Months of 1996 Compared With Six Months of 1995
- ---------------------------------------------------

Sales in the first six months of 1996 were $36.1 million compared with $18.8 million for the first six months of 1995. Net loss was $2.9 million or $0.04 per share, versus 1995 net loss of $6.7 million or $0.09 per share.

Sales were $17.3 million higher than in 1995 reflecting the addition of production from the Beartrack mine. Production at Beartrack was 50,000 ounces. The company's 30 percent share of production from the Jerritt Canyon mine was level with the prior year as lower throughput in the current year was offset by improved mill ore grades and recoveries. Production from the Paradise Peak mine ceased in the first quarter of 1995 and the company sold all the stock of FMC Paradise Peak Corporation to Arimetco, Inc. on November 30, 1995.

Exploration expense was $3.4 million, $3.0 million below 1995 expense due to timing of spending on the El Penon and Rossi projects as well as scaled-back activities pending the outcome of the strategic review process that is resulting in the sale of FMC's interest in FMC Gold. Selling, general and administrative expenses were level with 1995.

The company did not record a tax benefit on losses in the first half of 1996 or 1995.

Following is a summary of key operating data for the company for the three-month and six-month periods ended June 30, 1996 and 1995:

                          Operating Data (Unaudited)
                          --------------------------

                                                           Three Months                 Six Months
                                                          Ended June 30                Ended June 30
                                                       --------------------         -------------------
                                                        1996          1995           1996         1995
                                                       ------        ------         ------       ------
Heap leach operation (Beartrack)

   Tons of ore mined (thousands)                        1,240         1,007          1,921        1,566

   Ore grade (ounces per ton mined)                     0.029         0.034          0.029        0.033

Milling operation (Jerritt Canyon - FMC Gold share)

   Tons of ore processed (thousands)                      196           221            394          427

   Ore grade (ounces per ton milled)                    0.140         0.123          0.132        0.127

   Mill recoveries                                       88.0%         86.8%          87.7%        85.8%

Production (thousands of ounces)

   Gold

      Beartrack                                            23            --             50           --

      Jerritt Canyon                                       26            24             46           46

      Paradise Peak                                        --            --             --            2
                                                          ----          ----           ----         ----

      Total                                                49            24             96           48

   Silver                                                  --             4             --           12

Cash cost of production
   ($ per gold equivalent ounce)

   Beartrack                                             $195          $ --           $189         $ --

   Jerritt Canyon                                        $311          $221           $326         $225

   Paradise Peak                                         $ --          $ --           $ --         $244

Average cash cost of production
     ($ per gold equivalent ounce)                       $256          $221           $254         $226

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

A report by KPMG Peat Marwick LLP, the company's independent accountants, on the financial statements included in Form 10-Q for the quarter ended June 30, 1996 is included on page 11.

                        Independent Accountants' Report
                        -------------------------------



The Board of Directors
FMC Gold Company:

We have reviewed the accompanying condensed consolidated balance sheet of FMC Gold Company and consolidated subsidiaries as of June 30, 1996, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FMC Gold Company and consolidated subsidiaries as of December 31, 1995, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 18, 1996, except as to Note 14 which is as of February 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG Peat Marwick LLP

Salt Lake City, Utah
July 10, 1996

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1 LEGAL PROCEEDINGS
- ------------------------

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

On October 19, 1995 Dee Gold Mining Co., a Nevada General Partnership ("Dee") filed an action against Baroid Drilling Fluids, Inc. a Delaware corporation ("Baroid") and FMC Minerals Corporation, a Delaware corporation ("FMC Minerals"). Baroid and FMC Minerals jointly own certain mining property known as the Rossi property. FMC Minerals owns the gold and precious minerals, Baroid owns other minerals located on the property and the two share use of the surface. Dee operates the Dee Gold Mine, which shares a common boundary with the Rossi property. Dee's action seeks to condemn a portion of the Rossi property for the purpose of excavating a layback so that gold, located on Dee's side of the property line, can be mined from an open pit. The area sought to be condemned contains a significant portion of the gold resource which FMC Minerals located through its exploration activities on the Rossi property. Dee contends that the condemnation for a layback is permitted by Nevada law which allows private condemnation for mining purposes. FMC Minerals and Baroid deny this and assert that the proposed activity by Dee will interfere with the exploration, development and mining of the Rossi property.

The case is set for trial to commence October 22, 1996. The company and Dee Gold Mining Co. have met in a series of settlement conferences in an attempt to resolve the suit prior to the trial date. The company believes progress has been made in the settlement conferences towards resolving the claim, but is continuing to prepare for trial. Because of an indemnity agreement, FMC Minerals' counsel represents Baroid and FMC Minerals pays all defense costs. These costs will not increase significantly as a result of the Baroid representation.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ----------------------------------------------------------

Registrant's Annual Meeting of Stockholders was held on May 1, 1996. At the meeting, stockholders voted on (i) the election of five directors; and (ii) ratification of the appointment of KPMG Peat Marwick LLP as the Registrant's independent auditors for 1996. Voting on each such matter was as follows:

                                     Votes         Votes       Withheld/       Broker
                                      For         Against     Abstentions    Non-Votes
                                   ----------     -------     -----------    ---------
1. Election of Directors:
   L.B. Brady                      72,082,174           -       229,503              -
   R.N. Burt                       71,963,109           -       348,568              -
   P.L. Davies, Jr.                72,036,079           -       225,598              -
   B.J. Kennedy                    71,975,222           -       336,455              -
   E.W. Littlefield                72,085,779           -       225,898              -

2. Ratification of Auditors        72,280,652      22,965         8,060              -


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

(b)  Reports on Form 8-K
     -------------------

     One Form 8-K was filed on May 3, 1996 pertaining to FMC Gold Company Board of Director's authorizing (i) the filing of documents with securities regulators in the United States relating to the possible reincorporation of FMC Gold into Canada, and (ii) the filing of documents with securities regulators in Canada relating to a possible secondary offering of FMC Corporation's 80 percent equity interest in FMC Gold.

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



                                                 FMC GOLD COMPANY
                                            --------------------------
                                                   (Registrant)


Date:  August 14, 1996                      /s/ Alan L. Lowe
      ____________________________          __________________________
                                            Alan L. Lowe
                                            Chief Financial Officer

Exhibit Index



Number in
Exhibit Table            Description
- -------------            -----------

    15                   Letter re:  unaudited
                            interim financial
                            information
                            (KPMG Peat Marwick LLP)

    27                   Financial Data Schedule